Form 10-Q
period 2005-04-03
Universal City Florida Holding Co. I; Universal City Florida Holding Co. II; UCFH I Finance, Inc.; UCFH II Finance, Inc.
filed 2005-05-17
CIK 1314357, 1314358, 1314359, 1314360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

Commission file number 333-122778

UNIVERSAL CITY FLORIDA HOLDING CO. I

UCFH I FINANCE, INC.

UNIVERSAL CITY FLORIDA HOLDING CO. II

UCFH II FINANCE, INC.

(Exact name of Registrants as specified in their charters)

FLORIDA	59-3354262
FLORIDA	20-1937766
FLORIDA	59-3354261
FLORIDA	20-1937798
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 UNIVERSAL STUDIOS PLAZA ORLANDO, FL	32819-7610
(Address of principal executive offices)	(Zip code)

(407) 363-8000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 16, 2005 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding; Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

UCFH I Finance, Inc. and UCFH II Finance, Inc. are wholly owned subsidiaries of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II, and were formed for the sole purpose of acting as a co-issuer of the Registrants’ floating rate and 8 3/8% senior notes due 2010. UCFH I Finance, Inc. and UCFH II Finance, Inc. do not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCFH I Finance, Inc. and UCFH II Finance, Inc. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets

(In thousands)

	April 3, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,316	$34,928
Accounts receivable, net	27,631	18,991
Receivables from related parties	2,743	6,890
Inventories, net	42,412	40,743
Prepaid assets	6,456	4,810

Total current assets	121,558	106,362

Property and equipment, at cost:
Land and land improvements	489,985	489,853
Buildings and building improvements	1,367,815	1,367,527
Equipment, fixtures and furniture	1,058,848	1,050,482
Construction in process	19,690	21,026

Total property and equipment, at cost:	2,936,338	2,928,888
Less accumulated depreciation	(1,082,365)	(1,053,737)

Property and equipment, net	1,853,973	1,875,151

Other assets:
Investments in joint ventures	8,411	8,679
Intangible assets, net	15,833	16,195
Deferred finance costs, net	41,074	42,987
Other assets	9,009	8,846

Total other assets	74,327	76,707

Total assets	$2,049,858	$2,058,220

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets (Continued)

(In thousands)

	April 3, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$116,863	$112,964
Unearned revenue	49,487	34,988
Due to Vivendi Universal Entertainment	21,341	18,093
Current portion of capital lease obligations	803	823
Current portion of long-term borrowings	5,500	5,500

Total current liabilities	193,994	172,368

Long-term liabilities:
Long-term borrowings, net of current portion	1,488,953	1,490,128
Deferred special fee payable to Vivendi Universal Entertainment	16,406	26,642
Capital lease obligations, net of current portion	798	932
Interest rate swaps, at fair market value	4,172	5,731
Minority interest in equity of UCRP	9,641	9,679
Other	6,229	6,798

Total long-term liabilities	1,526,199	1,539,910

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	166,955	175,782
Blackstone	166,955	175,782
Accumulated other comprehensive loss	(4,245)	(5,622)

Total partners’ equity	329,665	345,942

Total liabilities and partners’ equity	$2,049,858	$2,058,220

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Operations

(In thousands)

	Three Months Ended
	April 3, 2005	March 27, 2004
	(Unaudited)
Operating revenues:
Theme park passes	$105,350	$87,890
Theme park food and beverage	25,341	21,796
Theme park merchandise	23,335	19,368
Other	55,480	46,716

Total operating revenues	209,506	175,770

Costs and operating expenses:
Theme park operations	39,947	36,038
Theme park selling, general and administrative	49,009	40,444
Theme park cost of products sold	25,348	21,799
Special fee payable to Vivendi Universal Entertainment and consultant fee	13,052	11,017
Depreciation and amortization	29,129	30,678
Other	34,528	29,896

Total costs and operating expenses	191,013	169,872

Operating income	18,493	5,898

Other expense (income):
Interest expense	35,497	30,135
Interest income	(210)	(294)
Change in fair value of interest rate swaps	(182)	(1,549)
Loss from joint ventures	165	320
Loss from sale of property and equipment	—	275
Minority interest in net earnings of UCRP	877	769

Total other expense	36,147	29,656

Net loss	$(17,654)	$(23,758)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statement of Changes In Partners’ Equity

(In thousands)

(Unaudited)	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Loss	Total Partners’ Equity
Balance, December 31, 2004	$175,782	$175,782	$(5,622)	$345,942
Change in fair value of interest rate swap designated as hedges	—	—	1,377	1,377
Net loss	(8,827)	(8,827)	—	(17,654)

Balance, April 3, 2005	$166,955	$166,955	$(4,245)	$329,665

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows

(In thousands)

	Three Months Ended
	April 3, 2005	March 27, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,654)	$(23,758)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	28,767	30,315
Amortization of intangible assets	362	363
Amortization of deferred finance costs	1,913	1,827
Accretion of bond discount	200	208
Loss on sale of property and equipment	—	275
Change in fair value of interest rate swaps	(182)	(1,549)
Loss from joint ventures	165	320
Minority interest in net earnings of UCRP	877	769
Changes in operating assets and liabilities:
Accounts receivable, net	(8,640)	(3,754)
Receivables from related parties	4,147	1,463
Inventories, net	(1,669)	(1,789)
Prepaid assets	(1,646)	(1,818)
Other assets	(163)	86
Accounts payable and accrued liabilities	3,899	27,514
Unearned revenue	14,499	13,072
Due to Vivendi Universal Entertainment	3,248	6,036
Deferred special fees payable to Vivendi Universal Entertainment	(10,236)	4,613
Other long-term liabilities	(569)	(75)

Net cash and cash equivalents provided by operating activities	17,318	54,118

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(7,589)	(8,977)
Proceeds related to the settlement of capital claims	—	400
Distributions from joint ventures, net	103	90

Net cash and cash equivalents used in investing activities	$(7,486)	$(8,487)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows (Continued)

(In thousands)

	Three Months Ended
	April 3, 2005	March 27, 2004
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(915)	$(479)
Payments on long-term borrowings and capital lease obligations, net	(1,529)	(65,152)

Net cash and cash equivalents used in financing activities	(2,444)	(65,631)

Net increase (decrease) in cash and cash equivalents	7,388	(20,000)
Cash and cash equivalents at beginning of period	34,928	113,978

Cash and cash equivalents at end of period	$42,316	$93,978

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Decrease in interest rate swap liability	$1,559	$3,665

Disposal of fully depreciated assets	$139	$—

See accompanying notes.

Universal City Florida Holding Co. I And

Universal City Florida Holding Co. II and Subsidiaries

Notes to Unaudited Combined Financial Statements

1. GENERAL

Basis of Presentation

The accompanying unaudited combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. The unaudited combined financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2004 and the notes, thereto, filed with the Securities Exchange Commission under cover of Form S-4.

The accompanying unaudited combined financial statements include the consolidated amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively UCHC); UCFH I Finance, Inc.; UCFH II Finance, Inc.; Universal City Development Partners, Ltd. (UCDP); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations; UCDP Finance, Inc.; and Universal City Restaurant Partners, Ltd. (UCRP) (collectively, the Company). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCHC’s ultimate owners, each having a 50 percent interest are Universal City Property Management II, LLC (Universal CPM) and Blackstone Capital Partners (Blackstone). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which effective May 11, 2004 became an indirect subsidiary of NBC Universal, Inc.

Period End

In prior periods, the Company’s fiscal quarter and year-end was the last Saturday of each period. During late 2004, the Company changed the date of its fiscal quarter to the last Sunday of the quarter and the date of its fiscal year end to December 31. As a result of these changes, the first quarter of 2004 contained 91 days, while the first quarter of 2005 contained 93 days.

Seasonality

The Company’s results for the three months ended April 3, 2005 benefited from the timing of Easter, which occurred in March in 2005 as opposed to April in 2004. This was partially offset by more peak winter holiday days included in the first quarter of 2004 when compared to 2005. Based on the seasonality of attendance, the results for the three months ended April 3, 2005 and March 27, 2004 are not necessarily indicative of results for the full year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although the Company adopted the provisions effective January 1, 2005 as permitted. As of April 3, 2005, SFAS 153 has not had a material impact on the Company’s financial position or results of operations.

2. LONG-TERM BORROWINGS AND FINANCIAL INSTRUMENTS

At April 3, 2005, total long-term borrowings were approximately $1,494,453,000, which included $450,000,000 in UCHC bonds (issued at face value), $495,828,000 in UCDP bonds ($500,000,000, net of an unamortized discount of approximately $4,172,000) and approximately $548,625,000 under the JP Morgan credit facility (the Term Loan). At April 3, 2005, $5,500,000 of the total borrowings were classified as current. In addition, at April 3, 2005, the Company had approximately $100,000,000 available under its revolving credit facilities.

During the three months ended April 3, 2005, the Company made a quarterly principal payment of $1,375,000 on the Term Loan, in accordance with the debt amortization schedule. The Term Loan and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios. At April 3, 2005, the Company was in compliance with the financial terms of the Term Loan and the bonds.

The carrying amounts reported in the combined balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The estimated fair values of long-term borrowings and interest rate swaps subject to fair value disclosures determined based on quotes from major financial institutions are as follows (in thousands):

	April 3, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,494,453	$1,603,662	$1,495,628	$1,603,688
Interest rate swaps	4,172	4,172	5,731	5,731

Total	$1,498,625	$1,607,834	$1,501,359	$1,609,419

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	April 3, 2005	December 31, 2004
	(Unaudited)
Accounts payable	$8,204	$5,946
Capital expenditures	13,407	15,800
Marketing and advertising	22,745	4,203
Interest	14,392	20,227
Compensation and benefits	25,170	40,903
Operating accruals	11,493	12,807
Consulting fees	4,386	4,250
Property and sales tax	9,540	2,989
Other	7,526	5,839

Total	$116,863	$112,964

4. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	April 3, 2005	March 27, 2004
	(Unaudited)
Net loss	$(17,654)	$(23,758)
Change in fair value of interest rate swaps designated as hedges	1,377	2,116

Comprehensive loss	$(16,277)	$(21,642)

5. RELATED PARTY TRANSACTIONS

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5 percent of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended April 3, 2005, the Company paid fees of $17,875,000 to Vivendi Universal Entertainment. No payments were made during the three months ended March 27, 2004. In addition, at April 3, 2005 and December 31, 2004, respectively, the amount due to Vivendi Universal Entertainment included $19,476,000 and $17,876,000 related to the current portion of fees payable to Vivendi Universal Entertainment. At April 3, 2005 and December 31, 2004, respectively, the Company had long-term deferred special fees payable to Vivendi Universal Entertainment of $16,407,000 and $26,643,000.

6. CONSULTING AGREEMENT

The Company has an agreement with a consultant (the Consultant) under which it pays a percentage of its gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to the Company a report, which asserts that Consultant is owed additional fees, in an aggregate amount more than $12,000,000 for the period from 1992 to 2002. The Company is in the process of reviewing the assertions in the report. It is premature to assess the validity or accuracy of the report, the merits of the claims made, or the likelihood of any impact that this may have on the Company’s financial position or the results of operations.

7. LITIGATION

RIDE & SHOW

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP’s theme parks. UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted UCDP’s Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. UCDP’s Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, UCDP’s Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that UCDP has not infringed the Patent. UCDP also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss UCDP’s Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004 Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. Because this case is in the discovery phase, it is premature to assess the likelihood of any impact that this case may have on the Company’s financial position or the results of operations.

OTHER

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

8. INTEREST RATE SWAPS

On April 1, 2005 and April 15, 2005, the Company entered into interest rate swap transactions with JP Morgan Chase Bank, N.A. in order to provide additional hedges on its variable rate debt. The interest rate swaps begin with notional amounts of $200 million and $300 million, respectively, with the latter swap’s notional value declining to $125 million by January 15, 2008. The interest rate swaps also carry fixed interest rates of 4.772% and 4.405%, respectively. The effective dates of the swaps are February 20, 2006 and January 15, 2006. As these swaps were entered into on the final business day of the Company’s fiscal quarter, they did not impact quarterly results. Both swaps expire in the fourth quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW RELATED TO FINANCIAL RESULTS

Overall, 2005 first quarter paid admissions were up 9% compared to 2004. In addition to a slight growth in our business, these results included a shift in the timing of our peak season days, which makes it difficult for comparisons versus the first quarter of 2004. This performance helped us generate $33.7 million in additional revenue and decrease our net loss by $6.1 million. At April 3, 2005, we had $142.3 million in cash and unused revolving credit, consisting of $42.3 million in cash and $100.0 million available under our revolving credit facilities. At April 3, 2005, we also had total debt of $1,494.5 million.

SEASONALITY

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information may not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August. Local schools begin as early as the first week of August. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins.

Based on the seasonality of our attendance, the results for the three months ended April 3, 2005 and March 27, 2004 are not necessarily indicative of results for the full year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our combined financial statements in conformity with United States generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 in our audited combined financial statements for the year ended December 31, 2004 filed with the Securities and Exchange Commission under cover of Form S-4. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form S-4.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 7 in Part 1, Item 1, Financial Statements and Part II, Item I, Legal Proceedings in this document for more detailed information on litigation exposure.

Period End

In prior periods, our fiscal quarter and year-end was the last Saturday of each period. During late 2004, we changed the date of our fiscal quarter to the last Sunday of the quarter and the date of our fiscal year end to December 31. As a result of these changes, the first quarter of 2004 contained 91 days, while the first quarter of 2005 contained 93 days.

RESULTS OF OPERATIONS

	Three Months Ended		% Change
(In Thousands, Except Percentages)	April 3, 2005	March 27, 2004	Favorable/(Unfavorable)
Paid theme park admissions	2,620	2,413	9%
Operating revenues:
Theme park pass revenue	$105,350	$87,890	20%
Theme park food and beverage, theme park merchandise, and other revenue	104,156	87,880	19%

Total operating revenues	209,506	175,770	19%
Costs and operating expenses:
Theme park operations	39,947	36,038	(11)%
Theme park selling, general and administrative	49,009	40,444	(21)%
Theme park cost of products sold	25,348	21,799	(16)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	13,052	11,017	(11)%
Depreciation and amortization	29,129	30,678	5%
Other	34,528	29,896	(16)%

Total costs and operating expenses	191,013	169,872	(12)%

Operating income	18,493	5,898	214%
Other expenses	36,147	29,656	(22)%

Net loss	$(17,654)	$(23,758)	26%

Three Months Ended April 3, 2005 Compared to Three Months Ended March 27, 2004

The 9% growth in Paid Theme Park Admissions includes a slight growth in our business, especially from our international market. However, our 2005 first quarter results also include a shift in the timing of our peak season days, which makes it difficult for comparisons versus the first quarter of 2004. Easter was earlier in 2005 resulting in a high volume seasonal period moving from April 2004 to March 2005. This was partially offset by the change in our year-end during 2004 to December 31, which caused the first quarter of 2004 to have four more peak holiday attendance days than the first quarter of 2005. The overall attendance increase occurred in all of our point of origin markets, with growth in our international, outer U.S., and Florida markets of 26%, 3% and 2%, respectively.

The favorable results from Theme Park Pass Revenue were driven by higher theme park admissions and selective increases in theme park pass prices, which occurred in April and December of 2004. The increase in Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was primarily due to $3.5 million and $4.0 million, respectively, in increased theme park food and beverage and theme park merchandise revenue. These increases reflect higher theme park admissions and guest per capita spending. In addition, we had $4.1 million in additional revenue from Universal Parks & Resorts Vacations; $1.6 million in additional revenue from our CityWalk venues (including UCRP); $1.2 million in additional revenue related to the timing of pass holder redemptions; and $1.1 million in additional revenue from passes that allow guests value-added ride access.

In connection with favorable paid admissions, volume related expenses increased. Theme Park Operations were unfavorable, which was primarily due to $1.7 million related to the timing of ride maintenance and our new ride, Revenge of the Mummysm, which opened in May 2004, and $1.9 million directly related to park operations labor and entertainment as a result of our increased volume. The increase in Theme Park Selling, General and Administrative was largely due to $10.7 million in additional marketing costs related to the timing of our advertising campaigns. These marketing costs were offset partially by $1.6 million in lower insurance and property tax costs. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was 52.1% in 2005 as compared to 53.0% in 2004. Expenses related to our special fee payable and our consultant fee increased by $2.0 million due to the growth in our revenue. Depreciation and Amortization continued to be favorable primarily due to certain assets becoming fully depreciated during 2004 and 2005. Other Costs and Operating Expenses also increased, which was primarily due to $3.6 million in costs related to revenue growth from Universal Parks & Resorts Vacations. Other Expenses were unfavorable predominately due to interest expense, which was impacted by our issuance of approximately $450.0 million in additional bonds during December 2004.

EBITDA

We have included EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Three Months Ended
(In Thousands)	April 3, 2005	March 27, 2004
Cash and cash equivalents provided by operating activities	$17,318	$54,118
Adjustments:
Interest expense	35,497	30,135
Interest income	(210)	(294)
Amortization of deferred finance costs	(1,913)	(1,827)
Deferred special fee and interest payable to Vivendi Universal Entertainment	10,236	(4,613)
Loss on sale of property and equipment	—	(275)
Loss from joint ventures	(165)	(320)
Accretion of bond discount	(200)	(208)
Minority interest in net earnings of UCRP	(877)	(769)
Change in working capital	(13,106)	(40,735)

EBITDA	$46,580	$35,212

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt retirement, and working capital. During the three months ended April 3, 2005 and March 27, 2004, respectively, net cash provided by operating activities was $17.3 million and $54.1 million. This decrease, which totaled $36.8 million, was primarily driven by $19.2 million of incremental interest payments driven by the timing of our quarter end; $18.0 million in incremental payments related to our 2004 bonus plans; $17.9 million in payments of special fees to Vivendi Universal Entertainment; and changes in our working capital. These items were partially offset by a $6.1 million decrease in our net loss and $5.7 million related to the increase in the interest accruals on our new bonds.

During the three months ended April 3, 2005, net cash used in investing activities totaled $7.5 million, which consisted primarily of capital expenditures. We expect to spend approximately $50.0 million on capital projects during 2005, compared to $40.2 million spent on capital projects during 2004. During the three months ended March 27, 2004, net cash used in investing activities totaled $8.5 million, which consisted of $9.0 million in capital expenditures, partially offset by $0.4 million in cash flows from the settlement of capital claims.

During the three months ended April 3, 2005, net cash used for financing activities was $2.4 million, which primarily included principal payments of $1.4 million on our senior secured credit agreement. During the three months ended March 27, 2004, net cash used for financing activities was $65.6 million, which was principally comprised of $65.0 million in prepayments on our senior secured credit facilities.

At April 3, 2005, our total debt was $1,494.5 million, which included $450.0 million outstanding under UCHC’s bonds, $495.8 million outstanding under UCDP’s bonds ($500.0 million, net of a remaining discount of $4.2 million) and $548.6 million outstanding under our senior secured credit agreement. At April 3, 2005, we also had $142.3 million in cash and unused revolving credit, consisting of $42.3 million in cash and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We were in compliance with all financial covenants as of April 3, 2005.

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the December 2004 Amendment of our Term Loan, the most restrictive covenant for payment of the special fee is a debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fee and 4.0 to 1.0 or less related to the deferred special fees. These ratios were met during the three months ended December 31, 2004. Accordingly, during the three months ended April 3, 2005, we paid fees of $17.9 million to Vivendi Universal Entertainment. These ratios were also met during the three months ended April 3, 2005. At April 3, 2005 and December 31, 2004, respectively, our combined balance sheet included $19.5 million and $17.9 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. In addition, at April 3, 2005 and December 31, 2004, respectively, we had long-term deferred special fees payable to Vivendi Universal Entertainment related to Universal Studios Florida of $16.4 million and $26.6 million.

We believe that funds generated from the operations of our subsidiaries and our subsidiaries’ available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the near future. We believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our amended and restated revolving credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. As a result, we have $689.8 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $6.9 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At April 3, 2005, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $158.8 million. These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. These agreements effectively converted our variable interest rate on a portion of our long-term bank debt to fixed rates. Historically, these interest-rate swaps qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, which required that the change in the fair value be recorded in accumulated other comprehensive loss in our statements of changes in partners’ equity. However, in connection with the 2004 Amendment, these interest-rate swaps became ineffective and no longer qualified for hedge accounting treatment under SFAS 133. Accordingly, subsequent to December 9, 2004, the change in the fair value and the amortization of accumulated other comprehensive loss were recorded in change in fair value of interest rate-swaps in our combined statements of operations. During the three months ended April 3, 2005 and March 27, 2004, the fair value of these swap agreements increased by approximately $2.1 million. In addition, during the three months ended April 3, 2005, approximately $1.4 million was amortized using the straight-line method over the remaining useful lives of the swaps from accumulated other comprehensive loss in our combined statement of changes in partners’ equity to change in fair value of interest rate swaps in our combined statement of operations.

At April 3, 2005, we also had outstanding swap agreements that did not qualify for hedge accounting treatment under SFAS 133. During the three months ended April 3, 2005, the fair value of these interest rate swaps decreased by $0.5 million, while during the three months ended March 27, 2004 the fair value of these interest rate swaps increased by $1.5 million. Both of these changes in value were recorded as a change in fair value of interest rate swaps in our combined statements of operations.

On April 1, 2005 and April 15, 2005, we entered into interest rate swap transactions with JP Morgan Chase Bank, N.A. in order to provide additional hedges on our variable rate debt. The interest rate swaps begin with notional amounts of $200 million and $300 million, respectively, with the latter swap’s notional value declining to $125 million by January 15, 2008. The interest rate swaps also carry fixed interest rates of 4.772% and 4.405%, respectively. The effective dates of the swaps are February 20, 2006 and January 15, 2006. As these swaps were entered into on the final business day of our fiscal quarter, they did not impact our quarterly results. Both swaps expire in the fourth quarter of 2009.

We are exposed to credit loss in the event of nonperformance by the other party to our derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under these contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

CONSULTING AGREEMENT

We have an agreement with a consultant (the Consultant) under which we pay a percentage of our gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to us a report, which asserts that Consultant is owed additional fees, in an aggregate amount more than $12,000,000 for the period from 1992 to 2002. We are in the process of reviewing the assertions in the report. It is premature to assess the validity or accuracy of the report, the merits of the claims made, or the likelihood of any impact that this may have on our financial position or the results of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although we have adopted the provisions effective January 1, 2005 as permitted. As of April 3, 2005, SFAS 153 has not had a material impact on our financial position or results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; and the seasonality of our business. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

Universal City Florida Holding Co. I and Universal City Florida Holding Co. II

The management of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively UCHC) carried out an evaluation, with the participation of UCHC’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCHC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCHC’s Principal Executive Officer and Principal Financial Officer concluded that UCHC’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There was not any change in UCHC’s internal control over financial reporting during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

UCFH I Finance, Inc. and UCFH II Finance, Inc.

The management of UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively Finance) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There was not any change in Finance’s internal control over financial reporting during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RIDE & SHOW

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of us, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as us and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised us that the allegations of the Amended Complaint relate to rides located at our theme parks.

We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted our Motion and dismissed, without prejudice, the case for improper venue. As a result, we are no longer a party to this action. On May 21, 2004, we filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. Our Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, our Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, we seek a declaration by the Court that we have not infringed the Patent. We also seek damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss our Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We opposed the motion and on August 26, 2004 Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 we filed our answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. Because this case is in the discovery phase, it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

OTHER

We are threatened with or involved in various other legal actions and claims incidental to the conduct of its business. We do not expect a material impact to our results of operations, financial position or cash flows by reason of these actions.

ITEM 5. OTHER INFORMATION

Michael J. Short has an employment contract with Universal Studios, Inc., which was assumed by Vivendi Universal Entertainment, LLLP (VUE). This contract was due to expire August 31, 2005. On May 17, 2005, this contract was extended until August 31, 2007. In addition, VUE now has the option to extend the term to August 31, 2009. No other key terms were modified.

ITEM 6. EXHIBITS

a) Exhibits

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: May 16, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: May 16, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: May 16, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: May 16, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer