Form 10-Q
period 2005-07-03
Universal City Florida Holding Co. I; UCFH II Finance, Inc.; Universal City Florida Holding Co. II; UCFH I Finance, Inc.
filed 2005-08-15
CIK 1314357, 1314360, 1314358, 1314359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 15, 2005 there were 100 shares of common stock of both UCFH I Finance, Inc. and UCFH II Finance, Inc., outstanding; Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

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

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets

(In thousands)

	July 3, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,954	$34,928
Accounts receivable, net	35,798	18,991
Receivables from related parties	2,808	6,890
Inventories, net	44,828	40,743
Prepaid assets	11,388	4,810

Total current assets	161,776	106,362

Property and equipment, at cost:
Land and land improvements	490,783	489,853
Buildings and building improvements	1,370,502	1,367,527
Equipment, fixtures and furniture	1,069,766	1,050,482
Construction in process	10,525	21,026

Total property and equipment, at cost:	2,941,576	2,928,888
Less accumulated depreciation	(1,110,884)	(1,053,737)

Property and equipment, net	1,830,692	1,875,151

Other assets:
Investments in joint ventures	8,337	8,679
Intangible assets, net	15,471	16,195
Deferred finance costs, net	39,373	42,987
Other assets	8,276	8,846

Total other assets	71,457	76,707

Total assets	$2,063,925	$2,058,220

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets (Continued)

(In thousands)

	July 3, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$124,923	$112,964
Unearned revenue	56,808	34,988
Due to Vivendi Universal Entertainment	29,073	18,093
Current portion of capital lease obligations	765	823
Current portion of long-term borrowings	5,800	5,500

Total current liabilities	217,369	172,368

Long-term liabilities:
Long-term borrowings, net of current portion	1,487,988	1,490,128
Deferred special fee payable to Vivendi Universal Entertainment	—	26,642
Capital lease obligations, net of current portion	677	932
Interest rate swaps, at fair market value	9,018	5,731
Minority interest in equity of UCRP	9,535	9,679
Other	6,478	6,798

Total long-term liabilities	1,513,696	1,539,910

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	171,404	175,782
Blackstone	171,404	175,782
Accumulated other comprehensive loss	(9,948)	(5,622)

Total partners’ equity	332,860	345,942

Total liabilities and partners’ equity	$2,063,925	$2,058,220

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Operations

(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2005	June 26, 2004	July 3, 2005	June 26, 2004
	(Unaudited)
Operating revenues:
Theme park passes	$117,315	$126,235	$222,665	$214,125
Theme park food and beverage	28,552	32,440	53,893	54,236
Theme park merchandise	25,535	28,131	48,870	47,499
Other	57,001	55,667	112,481	102,383

Total operating revenues	228,403	242,473	437,909	418,243

Costs and operating expenses:
Theme park operations	41,188	39,509	81,135	75,547
Theme park selling, general and administrative	36,062	52,855	85,071	93,299
Theme park cost of products sold	26,689	29,149	52,037	50,948
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,330	15,544	27,382	26,561
Depreciation and amortization	29,855	30,642	58,984	61,320
Other	36,525	32,991	71,053	62,887

Total costs and operating expenses	184,649	200,690	375,662	370,562

Operating income	43,754	41,783	62,247	47,681

Non-operating expenses (income):
Interest expense	35,084	27,737	70,581	57,872
Interest income	(320)	(207)	(530)	(501)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(857)	732	(1,039)	(817)
Loss from joint ventures	35	113	200	433
Gain from sale of property and equipment	—	(1,282)	—	(1,007)
Minority interest in net earnings of UCRP	914	948	1,791	1,717

Total non-operating expenses	34,856	28,041	71,003	57,697

Net income (loss)	$8,898	$13,742	$(8,756)	$(10,016)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statement of Changes In Partners’ Equity

(In thousands)

	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Loss	Total Partners’ Equity
	(Unaudited)
Balance, December 31, 2004	$175,782	$175,782	$(5,622)	$345,942
Change in fair value of interest rate swap designated as hedges	—	—	(7,048)	(7,048)
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	—	—	2,722	2,722
Net loss	(4,378)	(4,378)	—	(8,756)

Balance, July 3, 2005	$171,404	$171,404	$(9,948)	$332,860

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows

(In thousands)

	Six Months Ended
	July 3, 2005	June 26, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,756)	$(10,016)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	58,260	60,595
Amortization of intangible assets	724	725
Amortization of deferred finance costs	3,814	3,592
Accretion of bond and note payable discounts	420	416
Gain on sale of property and equipment	—	(1,007)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(1,039)	(817)
Loss from joint ventures	200	433
Minority interest in net earnings of UCRP	1,791	1,717
Changes in operating assets and liabilities:
Accounts receivable, net	(16,807)	(7,295)
Receivables from related parties	4,082	1,027
Inventories, net	(4,085)	(3,040)
Prepaid assets	(6,578)	(1,382)
Other assets	570	(175)
Accounts payable and accrued liabilities	11,959	28,129
Unearned revenue	21,820	19,899
Due to Vivendi Universal Entertainment	10,980	4,243
Deferred special fees payable to Vivendi Universal Entertainment	(26,642)	11,102
Other long-term liabilities	(320)	280

Net cash and cash equivalents provided by operating activities	50,393	108,426

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(15,736)	(15,999)
Proceeds related to the settlement of capital claims	2,500	400
Proceeds related to the sale of property and equipment	—	3,742
Distributions from joint ventures, net	142	90

Net cash and cash equivalents used in investing activities	$(13,094)	$(11,767)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows (Continued)

(In thousands)

	Six Months Ended
	July 3, 2005	June 26, 2004
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(1,935)	$(1,366)
Payments of partner distributions	—	(5,000)
Payments for finance costs	(200)	—
Payments on long-term borrowings and capital lease obligations, net	(3,138)	(127,491)

Net cash and cash equivalents used in financing activities	(5,273)	(133,857)

Net increase (decrease) in cash and cash equivalents	32,026	(37,198)
Cash and cash equivalents at beginning of period	34,928	113,978

Cash and cash equivalents at end of period	$66,954	$76,780

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Increase (decrease) in interest rate swap liability	$3,287	$(7,898)

Disposal of fully depreciated assets	$1,113	$—

Notes payable issued for property and equipment	$565	$—

See accompanying notes.

Universal City Florida Holding Co. I And

Universal City Florida Holding Co. II and Subsidiaries

Notes to Unaudited Combined Financial Statements

1. GENERAL

Basis of Presentation

The accompanying unaudited combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. The unaudited combined financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2004 and the notes, thereto, filed with the Securities Exchange Commission under cover of Form S-4.

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

UCHC’s ultimate owners (collectively, the Partners), each having a 50% interest are Universal City Property Management II, LLC (Universal CPM) and Blackstone Capital Partners (Blackstone). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which effective May 11, 2004 became an indirect subsidiary of NBC Universal, Inc. (NBCU).

During June 2005, NBCU purchased the 5.5% minority interest in Vivendi Universal Entertainment. As a result of the transaction, Vivendi Universal Entertainment is now wholly owned by NBCU.

Period End

In prior periods, the Company’s fiscal quarter and year-end was the last Saturday of each period. During late 2004, the Company changed the date of its fiscal quarter to the last Sunday of the quarter and the date of its fiscal year end to December 31. As a result of these changes, the six months ended July 3, 2005 contained 184 days, while the six months ended June 26, 2004 contained 182 days. The three months ended July 3, 2005 and June 26, 2004 each contained 91 days.

Seasonality

The Company’s results for the three months ended July 3, 2005 were adversely impacted by the timing of Easter, which occurred in March in 2005 as opposed to April in 2004. The timing of Easter had no impact on the results for the six months ended July 3, 2005 when compared to the results for the six months ended June 26, 2004. However, the results for the six months ended June 26, 2004 were aided by more peak winter holiday days included in the first quarter of 2004 when compared to 2005. Based on the seasonality of attendance, the results for the three-month and six-month periods ended July 3, 2005 and June 26, 2004 are not necessarily indicative of results for the full year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although the Company adopted the provisions effective January 1, 2005 as permitted. As of July 3, 2005, SFAS 153 has not had a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position or results of operations.

2. LONG-TERM BORROWINGS AND FINANCIAL INSTRUMENTS

At July 3, 2005, total long-term borrowings were approximately $1,493,788,000, which primarily consists of $450,000,000 in UCHC bonds (issued at face value), $496,043,000 in UCDP bonds ($500,000,000, net of an unamortized discount of approximately $3,957,000), and $547,250,000 under the JP Morgan senior secured credit facilities (the Term Loan). At July 3, 2005, $5,800,000 of the total borrowings was classified as current. In addition, at July 3, 2005, the Company had $100,000,000 available under its revolving credit facilities.

During the six months ended July 3, 2005, the Company made two quarterly principal payments of $1,375,000 (totaling $2,750,000) on the Term Loan, in accordance with the debt amortization schedule. The Term Loan and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios. At July 3, 2005, the Company was in compliance with the financial terms of the Term Loan and the bonds.

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

	July 3, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,493,788	$1,601,080	$1,495,628	$1,603,688
Interest rate swaps	9,018	9,018	5,731	5,731

Total	$1,502,806	$1,610,098	$1,501,359	$1,609,419

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	July 3, 2005	December 31, 2004
	(Unaudited)
Accounts payable	$17,776	$5,946
Capital expenditures	9,384	15,800
Marketing and advertising	8,208	4,203
Interest	26,601	20,227
Compensation and benefits	25,012	40,903
Operating accruals	11,563	12,807
Consulting fees	4,813	4,250
Property and sales tax	14,077	2,989
Other	7,489	5,839

Total	$124,923	$112,964

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 26, 2004	July 3, 2005	June 26, 2004
	(Unaudited)
Net income (loss)	$8,898	$13,742	$(8,756)	$(10,016)
Change in fair value of interest rate swaps designated as hedges	(7,048)	4,965	(7,048)	7,081
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	1,345	—	2,722	—

Comprehensive income (loss)	$3,195	$18,707	$(13,082)	$(2,935)

5. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company has transactions with certain related parties as noted in its audited combined financial statements for the year ended December 31, 2004 and the notes, thereto, filed with the Securities Exchange Commission under cover of Form S-4. The following discussion is not intended to include all such transactions, rather it summarizes those that are more material in nature and that have occurred during the current fiscal year.

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months and six months ended July 3, 2005, respectively, the Company paid fees of $19,476,000 and $37,352,000 to Vivendi Universal Entertainment. Likewise, during the three months and six months ended June 26, 2004, the Company paid fees of $3,865,000 to Vivendi Universal Entertainment. In addition, at July 3, 2005 and December 31, 2004, respectively, the amount due to Vivendi Universal Entertainment included $26,369,000 and $17,876,000 related to the current portion of fees payable to Vivendi Universal Entertainment. At July 3, 2005, the Company no longer had a long-term special fee payable to Vivendi Universal Entertainment as all amounts were expected to be paid within a year. At December 31, 2004, the Company had long-term special fees payable to Vivendi Universal Entertainment of $26,642,000.

At the suggestion of NBCU, costs were incurred to upgrade the Company’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. The Company’s Partners have recently agreed that the Company will pay for these costs. Total costs incurred through July 3, 2005 were approximately $4,100,000, of which approximately $2,000,000 was capitalized as property and equipment and approximately $2,100,000 was expensed within other costs and operating expenses. Of the total costs incurred, as of July 3, 2005, the Company owed NBCU approximately $2,000,000 as a reimbursement for costs paid by NBCU.

6. CONSULTING AGREEMENT

The Company has an agreement with a consultant (the Consultant) under which it pays a percentage of its gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to the Company a report, which asserts that the Consultant is owed additional fees, in an aggregate amount of more than $12,000,000 for the period from 1992 to 2002. The Company is in the process of reviewing the assertions in the report. It is premature to assess the validity or accuracy of the report, the merits of the claims made, or the likelihood of any impact that this may have on the Company’s financial position or the results of operations.

7. LITIGATION

RIDE & SHOW

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of the Company, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as the Company and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised the Company that the allegations of the Amended Complaint relate to rides located at the Company’s theme parks. The Company filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Company’s Motion and dismissed, without prejudice, the case for improper venue. As a result, the Company is no longer a party to this action. On May 21, 2004, the Company filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Company’s Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Company’s Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, the Company seeks a declaration by the Court that the Company has not infringed the Patent. The Company also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Company’s Complaint and to transfer a portion of the Company’s declaratory relief count to the U.S. District Court for the Central District of California. The Company opposed the motion and on August 26, 2004 Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 the Company filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005 the Company and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show has moved for summary judgment on the Patent ownership issue and the Company has moved for summary judgment on all issues. Trial is scheduled for November 2005. It is premature to assess the likelihood of any impact that this case may have on the Company’s financial position or the results of operations.

OTHER

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

8. INTEREST RATE SWAPS

On April 1, 2005 and April 15, 2005, the Company entered into interest rate swap transactions with JP Morgan Chase Bank, N.A. in order to provide additional hedges on its variable rate debt. The interest rate swaps begin with notional amounts of $200,000,000 and $300,000,000, respectively, with the latter swap’s notional value declining to $125,000,000 by January 15, 2008. The interest rate swaps have fixed interest rates of 4.8% and 4.4% and have effective dates of February 20, 2006 and January 15, 2006. Both swaps expire in the fourth quarter of 2009. The swaps qualified for hedge accounting treatment in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires the change in fair value of the interest rate swaps to be recorded in accumulated other comprehensive loss in the Company’s statement of changes in partners’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW RELATED TO FINANCIAL RESULTS

During the first six months of 2005, paid admissions were down 5%. This was driven primarily by softness in our domestic market, which included our outer-U.S. market and Florida market being down 11% and 8%, respectively. Partially offsetting the results from these markets, our international market showed continued strength with growth of 10%. Despite soft attendance, our revenue increased 5% largely due to increased guest spending. This revenue growth as well as certain cost initiatives helped us increase EBITDA by 11%. In addition, despite $12.7 million in incremental interest related to our late 2004 bond issuance, we were able to reduce our net loss for the six-month period by $1.3 million. At July 3, 2005, we had $167.0 million in cash and unused revolving credit, consisting of $67.0 million in cash and $100.0 million available under our revolving credit facilities. At July 3, 2005, we also had total debt of $1,493.8 million.

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

Based on the seasonality of our attendance, the results for the periods ended July 3, 2005 and June 26, 2004 are not necessarily indicative of results for the full year.

PERIOD END

In prior periods, our fiscal quarter and year-end was the last Saturday of each period. During late 2004, we changed the date of our fiscal quarter to the last Sunday of the quarter and the date of its fiscal year end to December 31. As a result of these changes, the six months ended July 3, 2005 contained 184 days, while the six months ended June 26, 2004 contained 182 days. The three months ended July 3, 2005 and June 26, 2004 each contained 91 days.

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

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 7 in Part I, Item 1, Financial Statements and Part II, Item 1, Legal Proceedings in this document for more detailed information on litigation exposure.

RESULTS OF OPERATIONS

(In Thousands, Except Percentages)	Three Months Ended		% Change
	July 3, 2005	June 26, 2004	(Unfavorable)/ Favorable
Paid theme park admissions	2,938	3,449	(15)%
Operating revenues:
Theme park pass revenue	$117,315	$126,235	(7)%
Theme park food and beverage, theme park merchandise, and other revenue	111,088	116,238	(4)%

Total operating revenues	228,403	242,473	(6)%
Costs and operating expenses:
Theme park operations	41,188	39,509	(4)%
Theme park selling, general and administrative	36,062	52,855	32%
Theme park cost of products sold	26,689	29,149	8%
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,330	15,544	8%
Depreciation and amortization	29,855	30,642	3%
Other	36,525	32,991	(11)%

Total costs and operating expenses	184,649	200,690	8%

Operating income	43,754	41,783	5%
Non-operating expenses	34,856	28,041	(24)%

Net income	$8,898	$13,742	(35)%

Three Months Ended July 3, 2005 Compared to Three Months Ended June 26, 2004

The 15% decline in Paid Theme Park Admissions includes a shift in the timing of our Spring Break peak season days, which distorts comparisons versus the second quarter of 2004. Easter was earlier in 2005 resulting in a high volume seasonal period moving from April in 2004 to March in 2005. The overall attendance decrease occurred in all of our point of origin markets, with decreases in our outer-U.S., Florida, and international markets of 22%, 14% and 1%, respectively.

The unfavorable results from Theme Park Pass Revenue were driven by lower theme park admissions partially offset by increased yield per guest. Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was lower than prior year by $5.2 million with $3.9 million of the shortfall attributable to food and beverage and $2.6 million related to merchandise. These decreases reflect lower theme park admissions partially offset by higher guest per capita spending. Additional revenue of $0.5 million from Universal Parks & Resorts Vacations and $2.3 million related to the timing of pass holder redemptions helped to mitigate these shortfalls.

Theme Park Operations costs increased, which was principally due to $1.0 million of higher utility costs caused by rising energy prices. Also, theme park entertainment costs were unfavorable by $0.5 million resulting from our new attraction, Fear Factor Live, which opened in May 2005. The decrease in Theme Park Selling, General and Administrative was largely due to $11.9 million in lower marketing costs related to the timing of our advertising campaigns, which started earlier in 2005, and $4.4 million in lower costs related to our Long-Term Incentive and Annual Incentive plans. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was 49.3% in 2005 as compared to 48.1% in 2004. This increase represents unfavorable vendor pricing due to increased energy prices. Expenses related to our special fee payable and our consultant fee, which are calculated as a percentage of revenue, decreased by $1.2 million. Depreciation and Amortization continued to be favorable primarily due to certain assets becoming fully depreciated during the last half of 2004 and the first half of 2005. Other Costs and Operating Expenses increased, which was principally due to $2.1 million in expenses incurred to upgrade our environmental, health, and safety procedures and $0.8 million in costs related to revenue growth from Universal Parks & Resorts Vacations. Non-operating Expenses were unfavorable predominately due to interest expense, which was impacted by our issuance of $450.0 million in additional bonds during December 2004.

(In Thousands, Except Percentages)	Six Months Ended		% Change
	July 3, 2005	June 26, 2004	(Unfavorable)/ Favorable
Paid theme park admissions	5,558	5,862	(5)%
Operating revenues:
Theme park pass revenue	$222,665	$214,125	4%
Theme park food and beverage, theme park merchandise, and other revenue	215,244	204,118	5%

Total operating revenues	437,909	418,243	5%
Costs and operating expenses:
Theme park operations	81,135	75,547	(7)%
Theme park selling, general and administrative	85,071	93,299	9%
Theme park cost of products sold	52,037	50,948	(2)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	27,382	26,561	(3)%
Depreciation and amortization	58,984	61,320	4%
Other	71,053	62,887	(13)%

Total costs and operating expenses	375,662	370,562	(1)%

Operating income	62,247	47,681	31%
Non-operating expenses	71,003	57,697	(23)%

Net loss	$(8,756)	$(10,016)	13%

Six Months Ended July 3, 2005 Compared to Six Months Ended June 26, 2004

The 5% decline in Paid Theme Park Admissions was primarily driven by an 11% decrease from our outer-U.S. market and, to a lesser extent, an 8% decrease from our Florida market. Our international market showed continued strength with a 10% increase in 2005 compared to 2004. The change in our year-end during 2004 to December 31 caused the six months ended June 26, 2004 to have four more peak winter holiday attendance days than the six months ended July 3, 2005, thus negatively impacting our current year attendance.

The favorable results from Theme Park Pass Revenue were driven by improved yield per guest offset partially by decreased paid attendance. The increase in Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was partially due to $1.4 million in increased theme park merchandise revenue. This increase reflects higher guest per capita spending. In addition, we had $4.7 million in additional revenue from Universal Parks & Resorts Vacations; $3.5 million in additional revenue related to the timing of pass holder redemptions; and $1.3 million in additional revenue from our CityWalk venues (including UCRP). The increased revenue from Universal Parks & Resorts Vacations is largely attributable to our increased attendance from our international market.

Theme Park Operations costs increased, which was primarily due to $1.9 million in increased ride maintenance costs and $2.4 million in increased park operation labor and entertainment costs. These increases were due in large part to our new ride, Revenge of the Mummysm, which opened in May 2004 and our new attraction, Fear Factor Live, which opened in May 2005. Furthermore, we experienced $1.4 million in increased utility costs caused by rising energy prices. The decrease in Theme Park Selling, General and Administrative was largely due to $5.7 million in lower costs from our Long-Term Incentive and Annual Incentive plans as well as $2.6 million in lower insurance costs. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was 50.6% in 2005 as compared to 50.1% in 2004. Expenses related to our special fee payable and our consultant fee increased by $0.8 million due to the growth in our revenue. Depreciation and Amortization continued to be favorable primarily due to certain assets becoming fully depreciated during the last half of 2004 and the first half of 2005. Other Costs and Operating Expenses increased, which was primarily due to $4.4 million in costs related to revenue growth from Universal Parks & Resorts Vacations, $2.1 million in expenses incurred to upgrade our environmental, health, and safety procedures, and $1.4 million in increased costs related to our revenue growth from our CityWalk venues (including UCRP). Non-operating Expenses were unfavorable predominately due to interest expense, which was impacted by our issuance of $450.0 million in additional bonds during December 2004.

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

(In Thousands)	Three Months Ended		Six Months Ended
	July 3, 2005	June 26, 2004	July 3, 2005	June 26, 2004
Cash and cash equivalents provided by operating activities	$33,075	$54,308	$50,393	$108,426
Adjustments:
Interest expense	35,084	27,737	70,581	57,872
Interest income	(320)	(207)	(530)	(501)
Amortization of deferred finance costs	(1,901)	(1,765)	(3,814)	(3,592)
Changes in deferred special fee and interest payable to Vivendi Universal Entertainment	16,406	(6,489)	26,642	(11,102)
Loss on sale of property and equipment	—	1,282	—	1,007
Loss from joint ventures	(35)	(113)	(200)	(433)
Accretion of bond discount	(220)	(208)	(420)	(416)
Minority interest in net earnings of UCRP	(914)	(948)	(1,791)	(1,717)
Change in working capital	(8,515)	(951)	(21,621)	(41,686)

EBITDA	$72,660	$72,646	$119,240	$107,858

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt retirement, special fees, and working capital. During the six months ended July 3, 2005 and June 26, 2004, respectively, net cash provided by operating activities was $50.4 million and $108.4 million. This decrease, which totaled $58.0 million, was primarily driven by $33.5 million in incremental payments of special fees to Vivendi Universal Entertainment; $18.0 million in incremental payments related to our 2004 bonus plans; lower depreciation of $2.3 million; $2.1 million in incremental interest payments on our long-term debt and other changes in our working capital. These items were partially offset by a $1.3 million decrease in our net loss.

During the six months ended July 3, 2005, net cash used in investing activities totaled $13.1 million, which consisted primarily of $15.7 million in capital expenditures offset partially by $2.5 million in proceeds from settlements of capital claims. During the six months ended June 26, 2004, net cash used in investing activities totaled $11.8 million, which consisted of $16.0 million in capital expenditures, partially offset by $3.7 million in cash flows received from a land sale.

During the six months ended July 3, 2005, net cash used for financing activities was $5.3 million, which primarily included principal payments of $2.8 million on our senior secured credit agreement and $1.9 million in distributions of the minority interest of UCRP. During the six months ended June 26, 2004, net cash used for financing activities was $133.9 million, which was principally comprised of $127.2 million in prepayments on our senior secured credit facilities, Partner distributions of $5.0 million and $1.4 million in distributions of the minority interest of UCRP.

At July 3, 2005, our total debt was $1,493.8 million, which primarily included $450.0 million outstanding under UCHC’s bonds, $496.0 million outstanding under UCDP’s bonds ($500.0 million, net of a remaining discount of approximately $4.0 million), and $547.3 million outstanding under our senior secured credit agreement. At July 3, 2005, we also had $167.0 million in cash and unused revolving credit, consisting of $67.0 million in cash and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We were in compliance with all financial covenants as of July 3, 2005.

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. The most restrictive covenant for payment of the special fee is a debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fee and 4.0 to 1.0 or less related to the deferred special fees. These ratios were met as of April 3, 2005 and July 3, 2005. Accordingly, during the three months and six months ended July 3, 2005, respectively, we paid fees of $19.5 million and $37.4 million to Vivendi Universal Entertainment. At July 3, 2005 and December 31, 2004, respectively, our combined balance sheet included $26.4 million and $17.9 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. As of July 3, 2005, all of our special fees payable to Vivendi Universal Entertainment were classified as current. In addition, at December 31, 2004, we had long-term deferred special fees payable to Vivendi Universal Entertainment of $26.6 million.

At the suggestion of NBCU, costs were incurred to upgrade our environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. Our Partners have recently agreed that we will pay for these costs. Total costs incurred through July 3, 2005 were approximately $4.1 million, of which approximately $2.0 million was capitalized as property and equipment and approximately $2.1 million was expensed within other costs and operating expenses. Of the total costs incurred, as of July 3, 2005, we owed NBCU approximately $2.0 million as a reimbursement for costs paid by NBCU.

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

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. Currently, we are party to eight separate interest rate swap agreements, which are discussed in the paragraphs below. As a result, we have $552.1 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $5.5 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At July 3, 2005, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $145.2 million. These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. These agreements effectively converted our variable interest rate on a portion of our long-term bank debt to fixed rates. Historically, these interest-rate swaps qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, which required that the change in the fair value be recorded in accumulated other comprehensive loss in our statements of changes in partners’ equity. However, in connection with the amendments to the senior secured credit agreement in 2004, these interest-rate swaps became ineffective and no longer qualified for hedge accounting treatment under SFAS 133. Accordingly, subsequent to December 9, 2004, the change in the fair value and the amortization of accumulated other comprehensive loss were recorded in change in fair value of interest rate-swaps in our combined statements of operations. During the six months ended July 3, 2005 and June 26, 2004, the fair values of these swap agreements increased by approximately $3.3 million (included in net income) and $7.1 million (included in accumulated other comprehensive loss), respectively. In addition, during the six months ended July 3, 2005, approximately $2.7 million was amortized using the straight-line method over the remaining lives of the swaps from accumulated other comprehensive loss in our combined statement of changes in partners’ equity to change in fair value of interest rate swaps in our combined statement of operations. Thus the net income impact from these four swaps during the six months ended July 3, 2005 was $0.6 million of income.

At July 3, 2005, we also had two outstanding swap agreements that did not qualify for hedge accounting treatment under SFAS 133. During the six months ended July 3, 2005 and June 26, 2004, respectively, the fair value of these interest rate swaps increased by $0.4 million and $0.8 million. Both of these changes in value were recorded as a change in fair value of interest rate swaps in our combined statements of operations.

On April 1, 2005 and April 15, 2005, we entered into two interest rate swap transactions with JP Morgan Chase Bank, N.A. in order to provide additional hedges on our variable rate debt. The interest rate swaps begin with notional amounts of $200 million and $300 million, respectively, with the latter swap’s notional value declining to $125 million by January 15, 2008. The interest rate swaps have fixed interest rates of 4.8% and 4.4%, respectively. The effective dates of the swaps are February 20, 2006 and January 15, 2006. Both swaps expire in the fourth quarter of 2009. These swaps qualified for hedge accounting treatment in accordance with SFAS 133. Accordingly, the decrease in value of approximately $7.0 million during the six months ended July 3, 2005 was recorded into other comprehensive loss.

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

CONSULTING AGREEMENT

We have an agreement with a consultant (the Consultant) under which we pay a percentage of our gross revenues for consulting services. On March 15, 2005, counsel for the Consultant delivered to us a report, which asserts that the Consultant is owed additional fees, in an aggregate amount of more than $12,000,000 for the period from 1992 to 2002. We are in the process of reviewing the assertions in the report. It is premature to assess the validity or accuracy of the report, the merits of the claims made, or the likelihood of any impact that this may have on our financial position or the results of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although we have adopted the provisions effective January 1, 2005 as permitted. As of July 3, 2005, SFAS 153 has not had a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4. CONTROLS AND PROCEDURES

Universal City Florida Holding Co. I and Universal City Florida Holding Co. II

The management of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively UCHC) carried out an evaluation, with the participation of UCHC’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCHC’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCHC’s Principal Executive Officer and Principal Financial Officer concluded that UCHC’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCHC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, as of the end of the period covered by that report.

During the quarter ended July 3, 2005, UCHC implemented a new system related to theme park passes. This system is included in UCHC’s controls over financial reporting. However, UCHC is still reviewing this new system. There were no other changes in UCHC’s internal control over financial reporting during the quarter ended July 3, 2005 that materially affected, or are reasonably likely to materially affect, UCHC’s internal control over financial reporting.

UCFH I Finance, Inc. and UCFH II Finance, Inc.

The management of UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively Finance) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, as of the end of the period covered by that report.

There was no change in Finance’s internal control over financial reporting during the quarter ended July 3, 2005 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

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

We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted our Motion and dismissed, without prejudice, the case for improper venue. As a result, we are no longer a party to this action. On May 21, 2004, we filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. Our Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, our Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, we seek a declaration by the Court that we have not infringed the Patent. We also seek damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss our Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We opposed the motion and on August 26, 2004 Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 we filed our answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, we and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show has moved for summary judgment on the Patent ownership issue and we have moved for summary judgment on all issues. Trial is scheduled for November 2005. It is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

OTHER

We are threatened with or involved in various other legal actions and claims incidental to the conduct of its business. We do not expect a material impact to our results of operations, financial position or cash flows by reason of these actions.

ITEM 5. OTHER INFORMATION

In October 2004, the American Jobs Creation Act (“AJCA”) was signed into law containing new rules which affect non-qualified deferred compensation plans such as our Variable Deferred Compensation Plan. Among other things, AJCA requires that any salary and bonus deferral elections must be made prior to the beginning of the year in which the compensation is earned, and elections made each year will be irrevocable, subject to certain limited exceptions. AJCA also restricts withdrawal rights and any other acceleration of Plan distributions. Thus, we have adopted a Post-2004 Variable Deferred Compensation Plan which applies to all salary and bonus compensation earned in 2005 and thereafter for those employees enrolled in the Plan. Other than the addition of restrictions required by AJCA, the post-2004 Plan mirrors our prior plan.

ITEM 6. EXHIBITS

a) Exhibits

10.1	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: August 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: August 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: August 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: August 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer