Form 10-Q
period 2005-10-02
Universal City Florida Holding Co. I; Universal City Florida Holding Co. II; UCFH I Finance, Inc.; UCFH II Finance, Inc.
filed 2005-11-15
CIK 1314357, 1314358, 1314359, 1314360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

Commission file number 333-122778

UNIVERSAL CITY FLORIDA HOLDING CO. I

UCFH I FINANCE, INC.

UNIVERSAL CITY FLORIDA HOLDING CO. II

UCFH II FINANCE, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-3354262
FLORIDA	20-1937766
FLORIDA	59-3354261
FLORIDA	20-1937798
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 UNIVERSAL STUDIOS PLAZA ORLANDO, FL	32819-7610
(Address of principal executive offices)	(Zip code)

(407) 363-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filers (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2005 there were 100 shares of common stock of both UCFH I Finance, Inc. and UCFH II Finance, Inc., outstanding; Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets

(In thousands)

	October 2, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,716	$34,928
Accounts receivable, net	28,417	18,991
Receivables from related parties	2,666	6,890
Inventories, net	44,225	40,743
Prepaid assets	8,679	4,810

Total current assets	192,703	106,362

Property and equipment, at cost:
Land and land improvements	491,143	489,853
Buildings and building improvements	1,369,121	1,367,527
Equipment, fixtures and furniture	1,072,777	1,050,482
Construction in process	18,012	21,026

Total property and equipment, at cost:	2,951,053	2,928,888
Less accumulated depreciation	(1,140,421)	(1,053,737)

Property and equipment, net	1,810,632	1,875,151

Other assets:
Investments in joint ventures	8,180	8,679
Intangible assets, net	15,091	16,195
Deferred finance costs, net	37,453	42,987
Other assets	8,573	8,846

Total other assets	69,297	76,707

Total assets	$2,072,632	$2,058,220

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Balance Sheets (Continued)

(In thousands)

	October 2, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142,188	$112,964
Unearned revenue	48,626	34,988
Due to Vivendi Universal Entertainment	12,618	18,093
Current portion of capital lease obligations	765	823
Current portion of long-term borrowings	5,800	5,500

Total current liabilities	209,997	172,368

Long-term liabilities:
Long-term borrowings, net of current portion	1,486,750	1,490,128
Deferred special fee payable to Vivendi Universal Entertainment	—	26,642
Capital lease obligations, net of current portion	570	932
Interest rate swaps, at fair market value	1,614	5,731
Minority interest in equity of UCRP	8,641	9,679
Other	6,865	6,798

Total long-term liabilities	1,504,440	1,539,910

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	179,965	175,782
Blackstone	179,965	175,782
Accumulated other comprehensive loss	(1,735)	(5,622)

Total partners’ equity	358,195	345,942

Total liabilities and partners’ equity	$2,072,632	$2,058,220

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(Unaudited)
Operating revenues:
Theme park passes	$118,523	$132,520	$341,188	$346,645
Theme park food and beverage	29,467	32,981	83,360	87,217
Theme park merchandise	24,884	28,011	73,754	75,510
Other	52,918	53,017	165,399	155,400

Total operating revenues	225,792	246,529	663,701	664,772

Costs and operating expenses:
Theme park operations	42,827	41,563	123,962	117,110
Theme park selling, general and administrative	25,860	32,935	110,931	126,234
Theme park cost of products sold	27,260	31,509	79,297	82,457
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,263	15,967	41,645	42,528
Depreciation and amortization	29,889	29,544	88,873	90,864
Other	32,671	32,921	103,724	95,808

Total costs and operating expenses	172,770	184,439	548,432	555,001

Operating income	53,022	62,090	115,269	109,771

Non-operating expenses (income):
Interest expense	35,553	29,419	106,134	87,291
Interest income	(752)	(241)	(1,282)	(742)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	809	(2,321)	(230)	(3,138)
(Income) loss from joint ventures	(29)	441	171	874
Gain from sale of property and equipment	—	—	—	(1,007)
Minority interest in net earnings of UCRP	319	358	2,110	2,075

Total non-operating expenses	35,900	27,656	106,903	85,353

Net income	$17,122	$34,434	$8,366	$24,418

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statement of Changes in Partners’ Equity

(In thousands)

	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Loss	Total Partners’ Equity
	(Unaudited)
Balance, December 31, 2004	$175,782	$175,782	$(5,622)	$345,942
Change in fair value of interest rate swaps designated as hedges	—	—	(181)	(181)
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	—	—	4,068	4,068
Net income	4,183	4,183	—	8,366

Balance, October 2, 2005	$179,965	$179,965	$(1,735)	$358,195

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,366	$24,418

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	87,769	89,777
Amortization of intangible assets	1,104	1,087
Amortization of deferred finance costs	5,734	5,296
Accretion of bond and note payable discounts	632	624
Gain on sale of property and equipment	—	(1,007)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(230)	(3,138)
Loss from joint ventures	171	874
Minority interest in net earnings of UCRP	2,110	2,075
Changes in operating assets and liabilities:
Accounts receivable, net	(9,426)	(2,467)
Receivables from related parties	4,224	(725)
Inventories, net	(3,482)	117
Prepaid assets	(3,869)	(5,657)
Other assets	273	(104)
Accounts payable and accrued liabilities	29,224	26,941
Unearned revenue	13,638	14,056
Due to Vivendi Universal Entertainment	(5,475)	25,345
Deferred special fee payable to Vivendi Universal Entertainment	(26,642)	6,069
Other long-term liabilities	67	312

Net cash and cash equivalents provided by operating activities	104,188	183,893

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(25,185)	(20,104)
Proceeds related to the settlement of capital claims	2,500	400
Proceeds related to the sale of property and equipment	—	3,742
Distributions from joint ventures, net	328	301

Net cash and cash equivalents used in investing activities	$(22,357)	$(15,661)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Combined Statements of Cash Flows (Continued)

(In thousands)

	Nine Months Ended
	October 2, 2005	September 26, 2004
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(3,148)	$(2,270)
Payments of partner distributions	—	(5,000)
Payments for finance costs	(200)	—
Payments on long-term borrowings and capital lease obligations, net	(4,695)	(171,040)

Net cash and cash equivalents used in financing activities	(8,043)	(178,310)

Net increase (decrease) in cash and cash equivalents	73,788	(10,078)
Cash and cash equivalents at beginning of period	34,928	113,978

Cash and cash equivalents at end of period	$108,716	$103,900

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Decrease in interest rate swap liability	$4,117	$11,804

Disposal of fully depreciated assets	$1,085	$1,500

Notes payable issued for property and equipment	$565	$—

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

Period End

In prior periods, the Company’s fiscal quarter and year-end was the last Saturday of each period. During late 2004, the Company changed the date of its fiscal quarter to the last Sunday of the quarter and the date of its fiscal year end to December 31. As a result of these changes, the nine months ended October 2, 2005 and September 26, 2004, respectively, contained 275 days and 274 days. The three months ended October 2, 2005 and September 26, 2004, respectively, contained 91 days and 92 days.

Seasonality and Other Factors

Based on the seasonality of attendance, the results for the three months and nine months ended October 2, 2005 and September 26, 2004 are not necessarily indicative of results for the full year. The results for the nine months ended September 26, 2004 were aided by more peak winter holiday days when compared to the nine months ended October 2, 2005. During the three months ended September 26, 2004, the Company’s parks were closed three days as the result of four hurricanes making landfall within the state of Florida.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although the Company adopted the provisions effective January 1, 2005 as permitted. As of October 2, 2005, SFAS 153 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

2. LONG-TERM BORROWINGS AND FINANCIAL INSTRUMENTS

At October 2, 2005, total long-term borrowings were approximately $1,492,550,000, which primarily consists of $450,000,000 in UCHC bonds (issued at face value), $496,251,000 in UCDP bonds ($500,000,000, net of an unamortized discount of approximately $3,749,000), and $545,875,000 under the JP Morgan senior secured credit facilities (the Term Loan). At October 2, 2005, $5,800,000 of the total borrowings was classified as current. In addition, at October 2, 2005, the Company had $100,000,000 available under its revolving credit facilities.

During the nine months ended October 2, 2005, the Company made three quarterly principal payments of $1,375,000 (totaling $4,125,000) on the Term Loan, in accordance with the debt amortization schedule. The Term Loan and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios. At October 2, 2005, the Company was in compliance with the financial terms of the Term Loan and the bonds.

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

	October 2, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,492,550	$1,590,313	$1,495,628	$1,603,688
Interest rate swaps	1,614	1,614	5,731	5,731

Total	$1,494,164	$1,591,927	$1,501,359	$1,609,419

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	October 2, 2005	December 31, 2004
	(Unaudited)
Accounts payable	$12,786	$5,946
Capital expenditures	11,326	15,800
Marketing and advertising	8,717	4,203
Interest	45,958	20,227
Compensation and benefits	23,786	40,903
Operating accruals	9,471	12,807
Consulting fees	4,790	4,250
Property and sales tax	17,375	2,989
Other	7,979	5,839

Total	$142,188	$112,964

4. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(Unaudited)
Net income	$17,122	$34,434	$8,366	$24,418
Change in fair value of interest rate swaps designated as hedges	6,867	1,585	(181)	8,666
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	1,346	—	4,068	—

Comprehensive income	$25,335	$36,019	$12,253	$33,084

5. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company has transactions with certain related parties as noted in its audited combined financial statements for the year ended December 31, 2004 and the notes, thereto, filed with the Securities Exchange Commission under cover of Form S-4. The following discussion is not intended to include all such transactions, rather it summarizes those that are material in nature and have occurred during the current fiscal year.

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months and nine months ended October 2, 2005, respectively, the Company paid fees of $26,369,000 and $63,721,000 to Vivendi Universal Entertainment. Likewise, during the three months and nine months ended September 26, 2004, respectively, the Company paid fees of $5,315,000 and $9,180,000 to Vivendi Universal Entertainment. In addition, at October 2, 2005 and December 31, 2004, respectively, the amount due to Vivendi Universal Entertainment included $9,831,000 and $17,876,000 related to the current portion of fees payable to Vivendi Universal Entertainment. At October 2, 2005, the Company no longer had a long-term special fee payable to Vivendi Universal Entertainment as all amounts were expected to be paid within a year. At December 31, 2004, the Company had long-term special fees payable to Vivendi Universal Entertainment of $26,642,000.

At the suggestion of NBCU, costs were incurred to upgrade the Company’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. The Company’s Partners agreed that the Company will pay for these costs. Total costs incurred through October 2, 2005 were approximately $4,100,000, of which approximately $2,000,000 was capitalized as property and equipment and approximately $2,100,000 was expensed within other costs and operating expenses. Of the total costs incurred, as of October 2, 2005, the Company owed NBCU approximately $2,000,000 as a reimbursement for costs paid by NBCU.

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

The Company filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Company’s Motion and dismissed, without prejudice, the case for improper venue. As a result, the Company is no longer a party to this action. On May 21, 2004, the Company filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Company’s Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Company’s Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, the Company seeks a declaration by the Court that the Company has not infringed the Patent. The Company also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Company’s Complaint and to transfer a portion of the Company’s declaratory relief count to the U.S. District Court for the Central District of California. The Company opposed the motion and on August 26, 2004 Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 the Company filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005 the Company and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show has moved for summary judgment on the Patent ownership issue and the Company has moved for summary judgment on all issues. The trial has been removed from the November docket and is not likely to take place until 2006. It is premature to assess the likelihood of any impact that this case may have on the Company’s financial position or the results of operations.

OTHER

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

8. INTEREST RATE SWAPS

On April 1, 2005 and April 15, 2005, the Company entered into interest rate swap transactions with JP Morgan Chase Bank, N.A. in order to provide additional hedges on its variable rate debt. The interest rate swaps begin with notional amounts of $200,000,000 and $300,000,000, respectively, with the latter swap’s notional value declining to $125,000,000 by January 15, 2008. The interest rate swaps have fixed interest rates of 4.8% and 4.4% and have effective dates of February 20, 2006 and January 15, 2006. Both swaps expire in the fourth quarter of 2009. The swaps qualified for hedge accounting treatment in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows the change in fair value of the interest rate swaps to be recorded in accumulated other comprehensive loss in the Company’s statement of changes in partners’ equity.

9. COMPENSATION PLANS

On September 6, 2005, the Park Advisory Board of UCDP approved the Long-Term Growth Plan effective as of January 1, 2005. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (VARs). The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone and NBCU) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBCU owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. Under the plan, all awards are paid in cash. As of October 2, 2005, the Company had $1,875,000 accrued under this plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW RELATED TO FINANCIAL RESULTS

During the first nine months of 2005, paid admissions decreased 9%. This was driven by softness in our outer-U.S. and Florida markets, which decreased 18% and 6%, respectively, partially offset by our international market, which grew 4%. During 2005, we faced several challenges, many of which impacted our attendance comparisons to 2004. First, we posted all-time attendance records in 2004 aided by the opening of our Revenge of the MummySM attraction, which has been our highest rated attraction at Universal Studios Florida. Second, this summer Disney launched their 50th anniversary celebration, which was supported by their aggressively priced vacation packages, significant increases in advertising, and new ride product offerings. Finally, the price of gas increased, which directly impacted travel to Orlando from our Florida and our outer-U.S. markets. Despite this attendance shortfall, 2005 revenue was about flat with 2004. This was driven by both increased guest spending and new revenue generating programs. These results in conjunction with certain cost initiatives helped us increase EBITDA by $3.2 million, or 2%. Due to the impact of our late 2004 refinancing, which included $450.0 million in incremental bond debt and lower interest rates on our senior secured credit facility, interest was up $18.8 million. Accordingly, net income for the nine months of 2005 was $16.1 million lower than 2004. At October 2, 2005, we had $208.7 million in cash and unused revolving credit, consisting of $108.7 million in cash and $100.0 million available under our revolving credit facilities. At October 2, 2005, we also had total debt of $1,492.6 million.

SEASONALITY AND OTHER FACTORS

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

Based on the seasonality of our attendance, the results for the periods ended October 2, 2005 and September 26, 2004 are not necessarily indicative of results for the full year. Additionally, the results for the nine months ended September 26, 2004 were aided by more peak winter holiday days when compared to the nine months ended October 2, 2005. During the three months ended September 26, 2004, the Company’s parks were closed three days as the result of four hurricanes making landfall within the state of Florida.

PERIOD END

In prior periods, our fiscal quarter and year-end was the last Saturday of each period. During late 2004, we changed the date of our fiscal quarter to the last Sunday of the quarter and the date of our fiscal year end to December 31. As a result of these changes, the nine months ended October 2, 2005 contained 275 days, while the nine months ended September 26, 2004 contained 274 days. The three months ended October 2, 2005 and September 26, 2004, respectively, contained 91 days and 92 days.

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

RESULTS OF OPERATIONS

	Three Months Ended		% Change
(In Thousands, Except Percentages)	October 2, 2005	September 26, 2004	(Unfavorable)/ Favorable
Paid theme park admissions	2,935	3,499	(16)%
Operating revenues:
Theme park pass revenue	$118,523	$132,520	(11)%
Theme park food and beverage, theme park merchandise, and other revenue	107,269	114,009	(6)%

Total operating revenues	225,792	246,529	(8)%
Costs and operating expenses:
Theme park operations	42,827	41,563	(3)%
Theme park selling, general and administrative	25,860	32,935	22%
Theme park cost of products sold	27,260	31,509	14%
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,263	15,967	11%
Depreciation and amortization	29,889	29,544	(1)%
Other	32,671	32,921	1%

Total costs and operating expenses	172,770	184,439	6%

Operating income	53,022	62,090	(15)%
Non-operating expenses	35,900	27,656	(30)%

Net income	$17,122	$34,434	(50)%

Three Months Ended October 2, 2005 Compared to Three Months Ended September 26, 2004

The 16% decline in Paid Theme Park Admissions included decreases in all of our point of origin markets, with our outer-U.S., international, and Florida markets declining by 32%, 3% and 2%, respectively. As previously noted, we encountered several challenges during 2005 which impacted our attendance. These factors are more fully described in the Overview Related to Financial Results above. Additionally, the three months ended September 26, 2004 were negatively impacted by the 2004 hurricanes, which resulted in the closure of our parks for three days.

The unfavorable results from Theme Park Pass Revenue were driven by lower theme park admissions partially offset by increased yield per guest. Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was lower than prior year by $6.7 million with $3.5 million of the shortfall attributable to food and beverage and $3.1 million related to merchandise. These decreases reflect lower theme park admissions partly offset by higher guest per capita spending.

Theme Park Operations costs increased, which was principally due to $1.2 million of higher theme park entertainment costs resulting from our new attraction, Fear Factor Live, which opened in May 2005 and our Halloween Horror Nights ® event which, due to the timing of our quarter end, began in the third quarter of 2005 compared to the fourth quarter of 2004. Additionally, our utility costs increased by 7% during the three months ended October 2, 2005. The decrease in Theme Park Selling, General and Administrative was largely due to $4.0 million in lower costs related to our Long-Term Incentive and Annual Incentive plans and the absence of approximately $3.0 million in costs related to the 2004 hurricanes. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was 50.2% in 2005 as compared to 51.7% in 2004. This decrease stems from the recording of an additional provision for merchandise inventory of $2.0 million in August 2004 offset partially by increased food commodity costs. Expenses related to our special fee payable and our consultant fee, which are calculated as a percentage of revenue, decreased by $1.7 million. Non-operating Expenses were unfavorable predominately due to interest expense, which was impacted by our issuance of $450.0 million in additional bonds during December 2004, as well as changes in the fair values of our interest rate swaps.

	Nine Months Ended		% Change
(In Thousands, Except Percentages)	October 2, 2005	September 26, 2004	(Unfavorable)/ Favorable
Paid theme park admissions	8,493	9,362	(9)%
Operating revenues:
Theme park pass revenue	$341,188	$346,645	(2)%
Theme park food and beverage, theme park merchandise, and other revenue	322,513	318,127	1%

Total operating revenues	663,701	664,772	(0)%
Costs and operating expenses:
Theme park operations	123,962	117,110	(6)%
Theme park selling, general and administrative	110,931	126,234	12%
Theme park cost of products sold	79,297	82,457	4%
Special fee payable to Vivendi Universal Entertainment and consultant fee	41,645	42,528	2%
Depreciation and amortization	88,873	90,864	2%
Other	103,724	95,808	(8)%

Total costs and operating expenses	548,432	555,001	1%

Operating income	115,269	109,771	5%
Non-operating expenses	106,903	85,353	(25)%

Net income	$8,366	$24,418	(66)%

Nine months Ended October 2, 2005 Compared to Nine months Ended September 26, 2004

The 9% decline in Paid Theme Park Admissions was primarily driven by an 18% decrease from our outer-U.S. market and, to a lesser extent, a 6% decrease from our Florida market. Our international market showed continued improvement with a 4% increase in 2005 compared to 2004. The change in our year-end during 2004 to December 31 caused the nine months ended September 26, 2004 to have four more peak winter holiday attendance days than the nine months ended October 2, 2005, thus negatively impacting our current year attendance. This was offset partially by the 2004 hurricanes, which resulted in the closure of our parks for three days. As previously noted, we encountered several challenges during 2005 which impacted our attendance. These factors are more fully described in the Overview Related to Financial Results above.

Despite the improved yield per guest, our results from Theme Park Pass Revenue were unfavorable primarily due to decreased paid attendance. The increase in Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was primarily due to $4.1 million in increased revenue from Universal Parks & Resorts Vacations which is largely attributable to our Internet sales initiatives including the integration of our internal website and the utilization of third party sites. Other contributing factors include $4.0 million in additional revenue related to the timing of pass holder redemptions and $2.1 million in incremental revenue from our corporate sponsorship agreements. These favorable results were partially offset by $3.9 million in lower food and beverage revenue and $1.8 million in lower merchandise revenue both of which were driven by a mix of lower attendance offset partially by increased guest spending.

Theme Park Operations costs increased, which was primarily due to $1.5 million in increased ride maintenance costs and $3.6 million in increased park operation labor and entertainment costs. The maintenance increases were due in large part to our new ride, Revenge of the Mummysm, which opened in May 2004. The incremental entertainment costs resulted largely from our new attraction, Fear Factor Live, which opened in May 2005; expanding our Mardi Gras event from 7 nights to 13 nights; and the timing of our Halloween Horror Nights ® event. Furthermore, we experienced $1.7 million in increased utility costs caused by rising energy prices. The decrease in Theme Park Selling, General and Administrative was largely due to $9.7 million in lower costs from our Long-Term Incentive and Annual Incentive plans, $3.8 million in lower insurance costs and the absence of approximately $3.0 million in costs related to the 2004 hurricanes. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was 50.5% in 2005 as compared to 50.7% in 2004. This decrease stems from the recording of an additional provision for merchandise inventory of $2.0 million in August 2004 offset partially by increased food commodity costs. Depreciation and Amortization continued to be favorable primarily due to certain assets becoming fully depreciated during the last quarter of 2004 and during 2005. Other Costs and Operating Expenses increased, which was primarily due to $4.5 million in costs required to support the revenue growth from Universal Parks & Resorts Vacations and $2.1 million in expenses incurred to upgrade our environmental, health, and safety procedures. Non-operating Expenses were unfavorable predominately due to interest expense, which was impacted by our issuance of $450.0 million in additional bonds during December 2004, as well as changes in the fair values of our interest rate swaps.

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

	Three Months Ended		Nine Months Ended
(In Thousands)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Cash and cash equivalents provided by operating activities	$53,795	$75,467	$104,188	$183,893
Adjustments:
Interest expense	35,553	29,419	106,134	87,291
Interest income	(752)	(241)	(1,282)	(742)
Amortization of deferred finance costs	(1,920)	(1,704)	(5,734)	(5,296)
Changes in deferred special fee and interest payable to Vivendi Universal Entertainment	—	5,033	26,642	(6,069)
Loss on sale of property and equipment	—	—	—	1,007
Income (loss) from joint ventures	29	(441)	(171)	(874)
Accretion of bond and note payable discounts	(212)	(208)	(632)	(624)
Minority interest in net earnings of UCRP	(319)	(358)	(2,110)	(2,075)
Change in working capital	(3,553)	(16,132)	(25,174)	(57,818)

EBITDA	$82,621	$90,835	$201,861	$198,693

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt retirement, and working capital. During the nine months ended October 2, 2005 and September 26, 2004, respectively, net cash provided by operating activities was $104.2 million and $183.9 million. This decrease, which totaled $79.7 million, was primarily driven by $54.5 million in incremental payments of special fees to Vivendi Universal Entertainment (we have paid all deferred special fees); $18.0 million in incremental payments related to our 2004 bonus plans; $16.1 million of lower net income; and other changes in our working capital.

During the nine months ended October 2, 2005, net cash used in investing activities totaled $22.4 million, which consisted primarily of $25.2 million in capital expenditures offset partially by $2.5 million in proceeds from settlements of capital claims. During the nine months ended September 26, 2004, net cash used in investing activities totaled $15.7 million, which consisted of $20.1 million in capital expenditures, partially offset by $3.7 million in cash flows received from a land sale.

During the nine months ended October 2, 2005, net cash used for financing activities was $8.0 million, which primarily included principal payments of $4.1 million on our senior secured credit agreement and $3.1 million in distributions of the minority interest of UCRP. During the nine months ended September 26, 2004, net cash used for financing activities was $178.3 million, which was principally comprised of $172.2 million in prepayments on our senior secured credit facilities, Partner distributions of $5.0 million and $2.3 million in distributions of the minority interest of UCRP.

At October 2, 2005, our total debt was $1,492.6 million, which primarily included $450.0 million outstanding under UCHC’s bonds, $496.3 million outstanding under UCDP’s bonds ($500.0 million, net of a remaining discount of approximately $3.7 million), and $545.9 million outstanding under our senior secured credit agreement. At October 2, 2005, we also had $208.7 million in cash and unused revolving credit, consisting of $108.7 million in cash and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We were in compliance with all financial covenants as of October 2, 2005.

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. The most restrictive covenant for payment of the special fee is a debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of April 3, 2005, July 3, 2005 and October 2, 2005. Accordingly, during the three months and nine months ended October 2, 2005, respectively, we paid fees of $26.4 million and $63.7 million to Vivendi Universal Entertainment. At October 2, 2005 and December 31, 2004, respectively, our combined balance sheet included $9.8 million and $17.9 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. As of October 2, 2005, all of our special fees payable to Vivendi Universal Entertainment were classified as current. In addition, at December 31, 2004, we had long-term deferred special fees payable to Vivendi Universal Entertainment of $26.6 million.

At the suggestion of NBCU, costs were incurred to upgrade our environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. Our Partners have agreed that we will pay for these costs. Total costs incurred through October 2, 2005 were approximately $4.1 million, of which approximately $2.0 million was capitalized as property and equipment and approximately $2.1 million was expensed within other costs and operating expenses. Of the total costs incurred, as of October 2, 2005, we owed NBCU approximately $2.0 million as a reimbursement for costs paid by NBCU.

On September 6, 2005, the Park Advisory Board of Universal City Development Partners, Ltd. (UCDP) approved the Long-Term Growth Plan effective as of January 1, 2005. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (VARs). The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners and NBC Universal, Inc.) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. Under the plan, all awards are paid in cash. As of October 2, 2005, we had $1.9 million accrued under this plan.

We believe that funds generated from the operations of our subsidiaries and our subsidiaries’ available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the near future. We believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or future borrowings will be available to us under our amended and restated revolving credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. Currently, we are party to eight separate interest rate swap agreements, which are discussed in the paragraphs below. As a result, we have $568.3 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $5.7 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

At October 2, 2005, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $127.6 million. These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. These agreements effectively converted our variable interest rate on a portion of our long-term bank debt to fixed rates. Historically, these interest-rate swaps qualified for hedge accounting treatment under Statement of Financial Accounting Standards No.

133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, which required that the change in the fair value be recorded in accumulated other comprehensive loss in our statements of changes in partners’ equity. However, in connection with the amendments to the senior secured credit agreement in 2004, these interest-rate swaps became ineffective and no longer qualified for hedge accounting treatment under SFAS 133. Accordingly, subsequent to December 9, 2004, the change in the fair value and the amortization of accumulated other comprehensive loss were recorded in change in fair value of interest rate-swaps in our combined statements of operations. During the nine months ended October 2, 2005 and September 26, 2004, the fair values of these swap agreements increased by approximately $4.4 million (included in net income) and $8.7 million (included in accumulated other comprehensive loss), respectively. In addition, during the nine months ended October 2, 2005, approximately $4.1 million was amortized using the straight-line method over the remaining lives of the swaps from accumulated other comprehensive loss in our combined statement of changes in partners’ equity to change in fair value of interest rate swaps in our combined statement of operations. Thus the net income impact from these four swaps during the nine months ended October 2, 2005 was $0.3 million of income.

At October 2, 2005, we also had two outstanding swap agreements that never qualified for hedge accounting treatment under SFAS 133. During the nine months ended October 2, 2005, the fair value of these interest rate swaps decreased by $0.1 million, while during the nine months ended September 26, 2004 the fair value increased by $3.1 million. Both of these changes in value were recorded as a change in fair value of interest rate swaps in our combined statements of operations.

On April 1, 2005 and April 15, 2005, we entered into two interest rate swap transactions with JP Morgan Chase Bank, N.A. in order to provide additional hedges on our variable rate debt. The interest rate swaps begin with notional amounts of $200 million and $300 million, respectively, with the latter swap’s notional value declining to $125 million by January 15, 2008. The interest rate swaps have fixed interest rates of 4.8% and 4.4%, respectively. The effective dates of the swaps are February 20, 2006 and January 15, 2006. Both swaps expire in the fourth quarter of 2009. These swaps qualified for hedge accounting treatment in accordance with SFAS 133. Accordingly, the decrease in value of approximately $0.2 million during the nine months ended October 2, 2005 was recorded into accumulated other comprehensive loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although we have adopted the provisions effective January 1, 2005 as permitted. As of October 2, 2005, SFAS 153 has not had a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

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

There was no change in UCHC’s internal control over financial reporting during the quarter ended October 2, 2005 that materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended October 2, 2005 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

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

We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted our Motion and dismissed, without prejudice, the case for improper venue. As a result, we are no longer a party to this action. On May 21, 2004, we filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. Our Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, our Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, we seek a declaration by the Court that we have not infringed the Patent. We also seek damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss our Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We opposed the motion and on August 26, 2004 Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 we filed our answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005 we and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show has moved for summary judgment on the Patent ownership issue and we have moved for summary judgment on all issues. The trial has been removed from the November docket and is not likely to take place until 2006. It is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

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

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: November 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: November 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: November 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: November 15, 2005	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer