Form 10-K
period 2005-12-31
Universal City Florida Holding Co. I; UCFH II Finance, Inc.; Universal City Florida Holding Co. II; UCFH I Finance, Inc.
filed 2006-03-31
CIK 1314357, 1314360, 1314358, 1314359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-122778

UNIVERSAL CITY FLORIDA HOLDING CO. I

UCFH I FINANCE, INC.

UNIVERSAL CITY FLORIDA HOLDING CO. II

UCFH II FINANCE, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-3354262
FLORIDA	20-1937766
FLORIDA	59-3354261
FLORIDA	20-1937798
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 Universal Studios Plaza

Orlando, FL 32819-7610

407-363-8000

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Floating Rate Senior Notes due 2010.

8 3/8% Senior Notes due 2010.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

As of March 30, 2006 there were 100 shares of common stock of both UCFH I Finance, Inc. and UCFH II Finance, Inc., outstanding, all of which were held by affiliates; not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

Certain definitions

All references in this Form 10-K to “Universal Orlando”, “we”, “us”, “our”, the “Company” or “UCHC” refer to “Holding I”, “Holding II”, “UCFH I Finance” and “UCFH II Finance”, and their respective subsidiaries, collectively the registrant. “Holding I” refers to Universal City Florida Holding Co. I, and “Holding II” refers to Universal City Florida Holding Co. II. “Holdings” refers collectively to Holding I and Holding II. “UCFH I Finance” refers to UCFH I Finance, Inc., and “UCFH II Finance” refers to UCFH II Finance, Inc. “Finance” refers to UCFH I Finance and UCFH II Finance collectively. “UCDP” refers to Universal City Development Partners, Ltd., a Florida limited partnership of which Holding I is the sole limited partner and Holding II is the sole general partner. “Universal Orlando Resort” refers to the resort in Orlando, Florida, which includes our two theme parks (Universal Studios Florida and Universal’s Islands of Adventure), our entertainment complex (Universal CityWalk), and the three themed hotels owned by UCF Hotel Venture (in which Vivendi Universal Entertainment has an indirect minority interest and which are not part of our financial statements). The Portofino Bay Hotel, a Loews Hotel (or “The Portofino Bay Hotel”), The Hard Rock Hotel (or “The Hard Rock Hotel”) and The Royal Pacific Resort, a Loews Hotel (or “The Royal Pacific Resort”) comprise the UCF Hotel Venture. “CityWalk” refers to Universal CityWalk located at Orlando, Florida. “UCDP Finance” refers to UCDP Finance, Inc., a wholly owned subsidiary of UCDP. “Universal CPM” refers to Universal City Property Management II LLC, one of the partners in Holdings. “NBC Universal” refers to NBC Universal, Inc., the indirect majority parent of Vivendi Universal Entertainment. “Vivendi Universal Entertainment” refers to Vivendi Universal Entertainment LLLP, the parent company of Universal CPM and UCDP’s manager. “Blackstone” refers collectively to Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P. and Blackstone Family Media Partnership III L.P. and their subsidiaries who hold each of their respective interests in and are the remaining partners in Holdings. “Universal Parks & Resorts Vacations” refers to UCDP’s subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. “Universal Parks & Resorts” refers to a division of Vivendi Universal Entertainment. Our organizational structure is graphically depicted below. The “senior secured credit facility” or “senior secured credit agreement” refers to the term loan of UCDP (as evidenced by the Amended and Restated Credit Agreement dated as of December 9, 2004) which matures in 2011 and is included in our combined financial statements. The “April 2010 notes” refers to the 11.75% senior notes issued by UCDP which mature in April 2010 and are included in our combined financial statements. The “May 2010 notes” refers to the floating rate senior notes and the 8.375% senior notes issued by Holdings and Finance which mature in May 2010 and are included in our combined financial statements. These long-term borrowings are described more fully in note 3 to our combined financial statements in “Item 8. Financial Statements and Supplementary Data.”

Trademarks and Copyrights

Universal Studios Florida, Universal’s Islands of Adventure, Universal Studios, Universal Orlando, Universal CityWalk, TWISTER...Ride It Out, Earthquake—The Big One, E.T. Adventure, JAWS, The Flying Unicorn, Halloween Horror Nights, CityWalk, CityJazz and A Vacation from the Ordinary are registered trademarks of Universal Studios. Bob Marley’s—A Tribute to Freedom, the groove, Revenge of the Mummy and Universal Parks & Resorts Vacations are service marks of Universal Studios. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Hulk, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights 2006 of Marvel and copyrights 2006 of Universal Studios. Barney and A Day in the Park with Barney are trademarks and copyrights 2006 of Lyons Partnership, L.P. The names and characters Barney, Baby Bop, BJ and Super-Dee-Duper are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Back to the Future and Back To The Future The Ride are registered trademarks and copyrights 2006 of Universal Studios/U Drive J.V. Jurassic Park, Jurassic Park River Adventure, Camp Jurassic, Pteranodon Flyers, and Jurassic Park Discovery Center are a registered trademarks of Universal Studios/Amblin. Dudley Do Right’s Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto’s Bilge Rat Barges and all Popeye characters are trademarks and copyrights 2006 of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2 and Terminator are registered trademarks of StudioCanal Image S.A. Men In Black and Alien Attack are trademarks and copyrights 2006 of Columbia Pictures Industries, Inc. Beetlejuice and Beetlejuice’s Graveyard Revue are trademarks and copyrights 2006 of The Geffen Film Company and Universal Studios. Animal Planet and Animal Planet Live! are registered trademarks of Discovery Communications, Inc. and copyrights 2006 of Discovery Communications, Inc. Fear Factor is a trademark and copyright of Endemol Netherlands B.V., Inc. Nickelodeon, SpongeBob Squarepants, The Fairly Odd Parents, Hey Arnold!, Rugrats, The Adventures of Jimmy Neutron Boy Genius, Jimmy Neutron’s Nicktoon Blast, and all related titles, logos and characters are trademarks of Viacom International Inc. Woody Woodpecker’s KidZone and Woody Woodpecker’s Nuthouse Coaster are registered trademarks of Walter Lantz. Shrek and Shrek 4-D are the trademarks and copyrights of DreamWorks Animation, LLC. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O’Brien’s is a copyright 2006 of Pat O’Brien’s Bar, Inc. Emeril’s is the registered trademark of Emeril Lagasse. Jimmy Buffett’s Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. MOTOWN is the registered trademark of Motown Record Company L.P. NASCAR Café and NASCAR are the registered trademarks of National Association for Stock Car Auto Racing, Inc. Cinnabon is the registered trademark of Cinnabon, Inc. Starbucks is a registered trademark of Starbucks Coffee Company. Dapy and Glow! are the registered trademarks of Spencer Gifts, LLC. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce, Inc. Quiet Flight is the registered trademark of Quiet Flight Surf Shop, Inc. The Endangered Species Store is the registered trademark of Kupono Investment, Inc. NBA City is the registered trademark of NBA Properties, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney-MGM Studios and Disney’s Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet n Wild is the registered trademark of Wet’n Wild, Inc. SeaWorld, Discovery Cove and Busch Gardens are registered trademarks of Busch Entertainment Corporation.

General

We own and operate two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, and CityWalk, a dining, retail and entertainment complex, at Universal Orlando Resort, a multi-day vacation destination. Universal Orlando Resort also includes three themed hotels, The Portofino Bay Hotel, a Loews Hotel, The Hard Rock Hotel and The Royal Pacific Resort, a Loews Hotel, which are located within walking distance of our theme parks and CityWalk. These hotels are owned by UCF Hotel Venture, in which Vivendi Universal Entertainment has an indirect minority interest. The results of the UCF Hotel Venture are not contained in our financial statements. The resort is located in Orlando, Florida. Our theme parks combine well-known movie, TV, comic and story book characters with exciting and technologically advanced rides and attractions.

Universal Studios Florida

Universal Studios Florida is a movie-based theme park designed to allow guests to become part of their favorite movies. Universal Studios Florida features a total of 19 rides, attractions and shows along with facades of famous film locations. Some of our current rides and shows are:

•	Revenge of the MummySM: Guests plunge into total darkness, as they face fireballs, beetles and an army of mummies on a psychological thrill ride. This ride won “Best New Attraction” in 2004 by Theme Park Insider. Additionally, it received a Thea Attraction Award in 2005 as awarded by the Themed Entertainment Association.

•	Fear Factor Live: Guests have the opportunity to see if they have what it takes to conquer their fears in the unscripted, unpredictable and unlike anything you have ever seen before theme park experience, which is the first based on a reality show. This attraction opened in 2005.

•	Shrek 4-D™: Guests join Shrek®, Donkey and Princess Fiona™ on an all new “4-D” adventure that picks up where DreamWorks’ Oscar® winning movie left off. During 2005, we doubled the capacity of this attraction.

•	JAWS®: A multi-sensory water-based ride adventure which brings guests face to face with a three ton great white shark during a boat ride off the coast of Amity.

•	Jimmy Neutron’s Nicktoon Blast™: A wild rocket chase through the world of some favorite Nicktoons®, such as SpongeBob SquarePants® and the Rugrats®.

•	Earthquake®—The Big One: The attraction that introduces visitors to the world of special effects as they experience an 8.3 Richter Scale quake from a San Francisco subway train.

•	E.T. Adventure®: Guests climb aboard star bound bicycles to help E.T. save his dying planet and continue the saga of one of the world’s most beloved screen characters.

•	Terminator 2®: 3D Battle Across Time: A cyber-adventure attraction that puts guests in the middle of the action with live stunts and high-tech special effects.

•	Twister...Ride It Out®: The attraction that puts guests a mere 20 feet away from the awesome spectacle of a five-story tornado including intensifying winds and pounding rain in an indoor vortex.

•	Men In Black™ Alien Attack™: The world’s first life-size, ride-through interactive video game where guests zap aliens and compete with each other for high scores.

•	Beetlejuice’s Graveyard Revue™: A revue-style show featuring the official Universal monsters such as Frankenstein, Dracula and The Wolfman singing and dancing to rock ‘n roll classics.

•	A Day in the Park with Barney™: A sing-along interactive show where children can see Barney®, Baby Bop™ and BJ® live every day.

The streets of Universal Studios Florida feature facades recreating famous movie locations in San Francisco, New York and Hollywood. These facades recreate the “backlot” and are used as locations for filmed entertainment productions. We believe Universal Studios Florida also appeals to younger children with attractions such as Woody Woodpecker’s KidZone® and A Day in the Park with Barney, featuring an interactive show and play area for pre-schoolers. At Jimmy Neutron’s Nicktoon Blast, kids can board rockets and blast off on a wild chase through the worlds of their favorite Nicktoons, while Fear Factor Live and Beetlejuice’s Rock ‘n Roll Graveyard Revue provide entertainment for all ages.

As of December 31, 2005, food and beverage facilities at Universal Studios Florida included two full service restaurants, four cafeteria-style facilities, for a total of more than 3,800 seats, and 12 fast-food stands.

Universal’s Islands of Adventure

With 18 rides, attractions and shows (with one ride currently under construction), Universal’s Islands of Adventure was selected as the “World’s Top Theme Park” by Theme Park Insider in three of the last four years. This park combines advanced technology, innovative ride design and popular themes and characters to provide guests with exciting entertainment experiences drawn from the great stories of comics, movies, myth and books.

Visitors enter Universal’s Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by five distinct and individually themed islands:

•	Seuss Landing™: The beloved characters of Dr. Seuss come to life in Seuss Landing with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™ and If I Ran The Zoo™. In early summer of 2006, we plan to open a new ride, The High In The Sky Seuss Trolley Train Ride™, allowing guests to travel above Seuss Landing.

•	The Lost Continent®: In The Lost Continent, visitors participate in rides and attractions featuring epic heroes and their many adventures, including Dueling Dragons®, the world’s first double roller coaster; Poseidon’s Fury®, an expedition of explorers that rediscovers a legendary lost underwater city; and the Eighth Voyage of Sindbad®, a live-action stunt showcase, which combines stunts, pyrotechnic effects and high seas heroics. The marketplace at The Lost Continent surrounds visitors with games of skill and chance, numerous themed shops, and live entertainment.

•	Jurassic Park®: Visitors to Jurassic Park encounter the mysteries and wonders of a prehistoric world. The Jurassic Park River Adventure® takes guests on a raft ride tour through Jurassic Park’s dinosaur habitats. Camp Jurassic® provides children with a prehistoric playground of dinosaur net traps while the Pteranodon Flyers® coaster ride soars overhead. The Jurassic Park Discovery Center® features entertaining and educational hands-on activities designed for the whole family to enjoy.

•	Toon Lagoon®: In Toon Lagoon, a line-up of popular comic strip and cartoon characters come to life on rides and attractions such as Popeye and Bluto’s Bilge-Rat Barges®, where passengers white-water raft around Popeye’s island in pursuit of Popeye®, Bluto™, Olive Oyl™ and Swee’ Pea; and Dudley Do-Right’s Ripsaw Falls®, a high-speed log flume ride featuring appearances by the cast of characters from the Dudley Do-Right animated television series.

•	Marvel Super Hero Island®: Visitors to Marvel Super Hero Island discover superheroes and arch villains locked in battle in a place where good always triumphs over evil. Marvel Super Hero Island® employs a combination of motion simulation and theatrical production techniques to create a unique theme park experience for our guests with such rides as The Amazing Adventures of Spider-Man®, voted “Best Overall Attraction” by Theme Park Insider in 2002, 2003, 2004 and 2005; the Incredible Hulk Coaster®, named the number one steel coaster in the world by the Discovery Channel on “Top Ten Coasters” in May 2002; and Dr. Doom’s Fearfall®, where guests skyrocket 150 feet straight up and then plunge back to earth in less than 3 seconds.

As of December 31, 2005, food and beverage facilities at Universal’s Islands of Adventure included two full service restaurants, five cafeteria-style facilities, providing a total of more than 3,600 seats, and 15 fast-food and beverage stands. Universal’s Islands of Adventure also features Mythos, our award winning sit down restaurant that was named “World’s Best Theme Park Restaurant” by Theme Park Insider in 2004 and 2005.

CityWalk

CityWalk is a diverse collection of restaurants, retail outlets, nightclubs and a 20-screen cineplex located between the entrances to both Universal Studios Florida and Universal’s Islands of Adventure. The 30-acre complex offers free general admission, except for cover charges for admission to various night clubs or shows. General parking is free after 6:00 p.m. except on designated special event nights. Easily accessible by foot or boat from the three on-site hotels and our theme parks, CityWalk’s restaurants and storefronts offer a selection of daytime dining and shopping opportunities. In the evening, as guests emerge from our theme parks, CityWalk provides a comprehensive array of nighttime entertainment facilities, including dance clubs and live entertainment. Patrons of CityWalk can enjoy:

•	A wide variety of table service restaurants including Emeril’s® of Orlando, Hard Rock Cafe® Orlando, Jimmy Buffett’s® Margaritaville®, Latin Quarter™, NASCAR Cafe™ and NBA City®, along with numerous fast-food venues featuring various themes designed to cater to a wide variety of tastes. In early summer 2006, Bubba Gump’s Shrimp Co. Restaurant and Market, which is a seafood restaurant based on the successful movie Forrest Gump, will be opening.

•	Nightclubs such as Bob Marley’s—A Tribute to FreedomSM, CityJazz®, the grooveSM and Pat O’Brien’s® Orlando that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett’s® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

•	The Hard Rock Live!® Orlando concert venue, which has featured such acts as Elton John, Elvis Costello, Maroon 5, Indigo Girls, Bonnie Raitt, Moody Blues, and Sheryl Crow.

•	Retail stores, such as Island Clothing Co., The Endangered Species Store®, Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.

•	A 20-screen movie theater which ranks second in Orlando market share.

As of December 31, 2005, there were 31 facilities at CityWalk. We owned and operated 13 of these facilities and leased 18 to third parties and affiliated entities. We managed three of the facilities that we leased to third parties pursuant to management agreements (one of these facilities closed ceased operations in January 2006). We also have an ownership interest in the form of joint ventures for three of the entities that lease establishments from us.

Seasonal Events

Universal Studios Florida and Universal’s Islands of Adventure hold a number of seasonal events in addition to the normal operations previously described. These events include our Macy’s Parade where we recreate the pageantry of the classic holiday parade, Mardi Gras where we set up our own French Quarter with authentic cuisine and musicians straight from The Big Easy, and Halloween Horror Nights where we transform the park into a nightmarish realm filled with terrifying haunted houses, scare zones, and hordes of ghoulish creatures lurking in the shadows.

Intellectual property

UCDP licenses the right to use a substantial number of intellectual properties as walk-around characters and as themed elements in rides, attractions, food and retail outlets as well as on merchandise developed by or for us. UCDP’s rights to use third party intellectual property are of critical importance to our operations and currently cost us a minimum of $4.6 million annually. We have acquired the right to use the majority of this intellectual property pursuant to the terms of UCDP’s partnership agreement which has been confirmed by a separate License Agreement (the “Universal License Agreement”) with Universal Studios, Inc. and Universal City Studios LLLP, an indirect, wholly-owned subsidiary of Vivendi Universal Entertainment, and certain of their affiliates, collectively referred to as the “Universal License Parties.” UCDP also licenses various intellectual property rights directly from unaffiliated third parties.

The Universal License Agreement grants UCDP a non-exclusive right to use the name “Universal” in connection with the operation of our theme parks and the non-exclusive right to use all proprietary and creative elements controlled by the Universal License Parties, including third party licensed rights. The rights under the Universal License Agreement are granted to UCDP without cost, except for reimbursement of costs paid by the Universal License Parties to unaffiliated third parties to obtain or maintain third-party licenses, and are subject to third party contractual limitations. The Universal License Agreement also provides that UCDP will be informed of the status of negotiations relating to potential acquisitions of proprietary creative elements for possible new attractions at our theme parks.

Under the Universal License Agreement, UCDP’s right to use the Universal name in connection with Universal Orlando continues indefinitely at no cost to us until 30 months after the date that (i) Universal CPM is no longer a wholly owned subsidiary of Universal Studios, Inc., Vivendi Universal Entertainment or any of their respective affiliates or (ii) neither Vivendi Universal Entertainment, Universal Studios, Inc., nor any wholly-owned subsidiary of Universal Studios, Inc. or Vivendi Universal Entertainment, is a partner in or is a partner in a partnership which is a partner in UCDP, unless otherwise consented to by Vivendi Universal Entertainment or Universal Studios, Inc. The right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until such time as Universal Studios, Inc., Vivendi Universal Entertainment or any of their affiliates ceases to have a partnership interest in Holding II, provided that such license will not expire with respect to any creative and proprietary elements then licensed to UCDP for so long as we continue to operate our theme parks to a standard substantially consistent with the standard they were operated at the time Universal Studios, Inc. or any of their affiliates ceased to have a partnership interest in Holding II.

Intellectual properties licensed to UCDP under the Universal License Agreement include the following:

•	The Amazing Adventures of Spider-Man®; Doctor Doom’s Fearfall®; The Incredible Hulk Coaster®; and Storm Force Acceletron® licensed by Marvel Characters, Inc.

•	The Cat in the Hat™, If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™ and Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises.

•	Shrek®, as seen in Shrek 4-D™, licensed by DreamWorks Animation, LLC.

•	Popeye & Bluto’s Bilge-Rat Barges® and Olive Oyl™ licensed by King Features, a division of The Hearst Corporation.

•	Dudley Do-Right’s Ripsaw Falls® licensed by Jay Ward Productions.

•	Various Nickelodeon elements licensed by MTV Networks including certain characters and elements used in the Jimmy Neutron’s Nicktoon Blast™ attraction.

The intellectual property rights UCDP licenses vary in term, some lasting for as long as the relevant attraction is operational with others expiring periodically over the next several years. The intellectual property rights granted to UCDP pursuant to the Universal License Agreement and our other third party license agreements generally include the right to use all creative elements, trademarks, trade names and characters in theming for rides and attractions and in retail outlets, and to feature them as walk-around characters. Most of UCDP’s license agreements are subject to customary approval rights concerning the design of merchandise and marketing materials using the themed elements owned by the licensors. Most of UCDP’s intellectual property rights, whether acquired directly or pursuant to the Universal License Agreement, require the payment of basic license and royalty fees to unaffiliated third parties on merchandise manufactured by or for us that include the licensed elements and are generally terminable if UCDP breaches by failing to maintain quality standards or use the properties in accordance with the license. While some intellectual properties used at our theme parks and the full scope of our present use of some intellectual properties may not be covered by formal licenses, we believe UCDP’s rights to use these intellectual properties are secured on the basis of custom, practice and knowledge of the relevant intellectual property owners. We believe that UCDP’s rights to the intellectual properties we use at our theme parks are sufficient for the current operation of our business.

The following is a brief description of some of the material license agreements entered into by Universal Studios, Inc. or its affiliates through which UCDP sublicenses the right to use certain of its themed elements:

Marvel

Universal Studios, Inc. has a license agreement with Marvel Characters, Inc. pursuant to which UCDP holds a sublicense to use properties and elements owned by Marvel. Marvel receives an annual license fee and a guaranteed annual royalty fee for all merchandise themed with Marvel characters. Pursuant to the license agreement, the Marvel properties are entitled to certain levels of advertising and publicity in connection with the marketing of our theme parks. Our use of the Marvel elements for theming, promotions and other purposes are subject to Marvel’s reasonable approval. We have geographical exclusivity east of the Mississippi River with regard to the specific Marvel characters we utilize. The license for the Marvel properties does not prohibit its assignment and is for the duration of our use of attractions themed around Marvel characters.

Dr. Seuss

Universal Studios, Inc. has a license agreement with Dr. Seuss Enterprises, L.P. pursuant to which we obtain the right to use characters owned by Dr. Seuss Enterprises. Universal Studios, Inc. has world wide theme park exclusivity for use of the Dr. Seuss elements with the proviso that Universal Studios, Inc. will not develop or operate more than three theme parks based on Dr. Seuss elements in the United States, as well as a non-exclusive license to make and sell Dr. Seuss themed merchandise. Dr. Seuss Enterprises is paid a guaranteed yearly merchandise royalty that varies with the paid attendance at our theme parks for the applicable year. The license will continue for so long as the Dr. Seuss properties are used in our theme parks and is assignable to a successor owner of theme parks containing Dr. Seuss elements.

DreamWorks

The term of the license agreement that Universal Studios, Inc. had with DreamWorks, L.L.C. and DreamWorks Animation, LLC, pursuant to which we held a sublicense allowing us to incorporate certain properties and elements owned or controlled by DreamWorks into our theme parks, was terminated on January 31, 2006; however the agreement provides for certain rights to be retained by Universal Studios Inc. under the “Post-Term Exploitation of Properties” section of such agreement. Pursuant to this section, we continue to hold a sublicense which allows us to continue to operate our Shrek 4-D™ attraction, use certain strolling characters, and develop and sell merchandise based upon DreamWorks properties we used prior to January 31, 2006, as long as we continue to pay to DreamWorks the applicable annual fees and merchandise royalties for such use. Additionally, if we want to exploit any other properties released by DreamWorks or DreamWorks Animation on or prior to January 31, 2006, we will need to give notice to DreamWorks, and commence paying the applicable fees, by the later of January 31, 2007 or the third anniversary of the domestic release by DreamWorks of such other property. We have no rights with respect to any DreamWorks or DreamWorks Animation properties released after January 31, 2006.

King Features

Universal City Studios LLLP, a subsidiary of Universal Studios. Inc., has a license agreement with King Features, a division of The Hearst Corporation, pursuant to which we obtain the right to use certain characters, such as Popeye®, Bluto™ and Olive Oyl™. We have a license to use the King Features elements for our theme park attractions, advertising, publicity and marketing, subject to reasonable approval rights of King Features, until 2019, with options to renew in ten-year successive increments so long as we continue to operate a Popeye® themed attraction. The license is assignable and Universal City Studios LLLP has theme park exclusivity within the United States and Canada with respect to the use of the characters and a non-exclusive right to manufacture and sell related merchandise. King Features receives an annual fee, of which 66 2/3% is considered an advance guarantee against a merchandise royalty.

Competition

The Orlando theme park market is extremely competitive, with the highest concentration of theme parks per square mile in the world. There are currently seven major theme parks in Orlando. The Walt Disney Company owns four of these: Disney’s Magic Kingdom®, Epcot®, Disney-MGM Studios and Disney’s Animal Kingdom®. The Magic Kingdom, Disney’s original Orlando theme park, targets families with young children and benefits from strong brand recognition of their flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney-MGM Studios is a movie-based theme park and Disney’s Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. In addition, Anheuser Busch has a Sea World® water park and the Discovery Cove® dolphin swim experience in Orlando. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share. In 2005, Disney accompanied their 50th anniversary with a large scale advertising campaign, the introduction of new attractions, deeply discounted tickets for long length of stay tickets and discounted onsite hotel packages. In January 2006, we introduced marketing strategies including an enhanced website featuring passes allowing one child under the age of nine free admission with the purchase of one adult multi-day pass.

The Orlando theme parks compete with other theme parks around the country as well as other forms of entertainment and recreation around the world. These include sports and outdoor activities and other vacation travel (cruises, beaches, etc.). Other principal competitive factors of a theme park include location, price, uniqueness and quality of the rides and attractions, entertainment value, general atmosphere and cleanliness.

Guests to our theme parks

Guests to our theme parks can be divided into three distinct points of origin: U.S. visitors from outside of Florida, international visitors and Florida residents. Our largest market is U.S. visitors from outside of Florida, representing 43% of our admissions in 2005. We have actively pursued this market by employing media campaigns (such as our “A Vacation from the Ordinary” television commercials), partnering with travel agencies and enhancing our Internet marketing with the goal of increasing prepaid multi-day pass sales. In 2005, 33% of our admissions were international visitors, approximately 67% of whom came from the United Kingdom. We encourage these international guests to buy prepaid multi-day passes by using a number of incentives, such as extended length of stay tickets and coupons for food and merchandise. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2005, 24% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include “Halloween Horror Nights®”, “Mardi Gras” and the “Macy’s Holiday Parade”. To capitalize on the strength of these events, we have introduced annual pass programs in a further effort to maximize attendance from the Florida market. The following table summarizes our paid attendance by point of origin during our last three fiscal years (in millions):

	Fiscal year ended
	December 31, 2005	December 31, 2004	December 27, 2003
Outer U.S.	4.7	5.8	5.2
International	3.6	3.5	2.8
Florida	2.5	2.8	2.6

Marketing and sales

In order to increase the number of visitors to our theme parks, we utilize various sales and marketing channels including Internet sales channels, our subsidiary travel company (Universal Parks & Resorts Vacations), sales to timeshare operators, the establishment of joint marketing partnerships and other niche channels such as group sales. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf. Our sales and marketing expense for 2005 was $72.8 million. Our marketing activities are heavily weighted toward the key vacation planning period of February to May. We launched a new national marketing campaign at the beginning of 2002 to advertise Universal Orlando as “A Vacation from the Ordinary.” This message was aimed at building awareness for the resort as a whole (and not just our theme parks), especially to visitors from outside of Florida. We believe the campaign was successful in driving increases in awareness, which led to attendance growth from many of our targeted markets through 2004. In January 2006 we introduced a new marketing campaign which identifies Universal Orlando as “A Better Vacation for Today’s Families.” This campaign provides the consumer with greater clarity on our points of competitive advantage.

Internet sales

Approximately 53% of our theme park guests use the Internet to gather information about us and Internet sales account for approximately 13% of our 2005 theme park pass revenue. An extensive redesign of our website was completed on January 30, 2006. Numerous graphical, copy and navigational modifications to our website have been made to strengthen brand linkage and increase ticket conversions to our online ticket store which returned to in-house management during 2005. Our online strategy also includes search engine optimization to enhance our message online while tying into our offline marketing and sales campaigns in order to increase brand recognition.

Universal Parks & Resorts Vacations

Our subsidiary, Universal Parks & Resorts Vacations, serves as our own wholesale and consumer direct travel company and accounted for approximately 8% of our 2005 theme park pass revenue. Universal Parks & Resorts Vacations primarily sells travel packages directly to consumers and through travel industry sales. This includes organizing vacation packages, including theme park passes to Universal Studios Florida and Universal’s Islands of Adventure, reservations for hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website, and guest service desks at approximately 40 locations, primarily at key hotels in Orlando. Universal Parks & Resorts Vacations is also expanding its presence on the Internet with more than 30% of their total revenue resulting from online consumer direct bookings. This is a result of greater presence and focus on vacation packages through our website.

Timeshare operators and other distribution channels

A significant portion of our pass revenue is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase passes from us at a discounted price in order to offer those passes to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted passes to timeshare operators for sale to visitors of their timeshare properties. Pass sales from the timeshare sales channel constituted approximately 13% of our 2005 theme park pass revenue. A majority of these passes are sold by a small group of major timeshare operators in the Orlando area. In addition, we have several other primary distribution channels, including AAA, which has approximately 60 distribution locations that we use across North America and accounted for approximately 4% of 2005 theme park pass revenue, hotel guest service desks which accounted for approximately 3% of 2005 theme park pass revenue and other key domestic and international travel operators.

Corporate sponsorships

We enter into sponsorship agreements and benefit from sponsorship agreements entered into by Vivendi Universal Entertainment and NBC Universal and their affiliates with national and international companies that provide us with significant marketing exposure but do not require significant cash expenditure on our part. The following is a brief summary of some of the major sponsorship agreements that benefit our business.

The Coca-Cola Company

The Coca-Cola Company has been granted certain designations, such as, the “Official Soft Drink, Fruit Juice and Sports Drinks of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk,” and has been given exclusive marketing, advertising and associational rights in the soft drink, sports drink and juice categories with respect to Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and has exclusive product availability with respect to soft drinks, juices and sports drinks sold at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. In return, Coca-Cola pays annual sponsorship fees and established a marketing fund for joint promotional activities benefiting us as well as certain other affiliates. This sponsorship agreement continues through December 31, 2012.

Kodak

Under an agreement with the Eastman Kodak Company (“Kodak”) that expired on December 31, 2005, Kodak was granted the right to market itself as the “Official Imaging Products” of our theme parks and CityWalk, designated as a sponsor of Woody Woodpecker’s Nuthouse Coaster® at Universal Studios Florida and The Flying Unicorn® at Universal’s Islands of Adventure and was granted exclusive product sales, advertising and promotion rights at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Kodak also had a right of first refusal to provide and operate all “image capturing businesses” at our theme parks at its sole expense plus a concession fee payable to us. In return, Kodak paid annual sponsorship fees, established an annual marketing fund benefiting us as well as certain other affiliates of Vivendi Universal Entertainment and constructed image capture kiosks at our theme parks. In March 2006, we signed an agreement with Colorvision International, Inc. to replace Kodak in our theme parks and CityWalk.

MasterCard

MasterCard has been granted exclusive marketing and advertising rights as the “Official Card” of our theme parks and certain other Universal properties owned by our affiliates. In return, MasterCard pays annual sponsorship fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Vivendi Universal Entertainment. This sponsorship agreement continues through December 31, 2007.

JPMorgan Chase Bank

JPMorgan Chase Bank has been granted the right to market itself as the “Official Bank” or the “Official Bank Sponsor” of, and to install and operate ATM machines at, Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. JPMorgan Chase Bank is also designated as the sponsor of the Twister... Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal’s Islands of Adventure and has been given exclusive marketing, advertising and associational rights in the retail banking products and services categories with respect to our theme parks, CityWalk and certain other Universal properties owned by affiliates. In return, JPMorgan Chase Bank pays annual sponsorship and ATM fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other Universal affiliates. This sponsorship agreement continues through November 27, 2007. In addition to this sponsorship agreement, JPMorgan Chase Bank has entered into a domestic marketing alliance agreement with UCDP and other Universal affiliates to create a co-branded credit card. We share revenue from card acquisition and card usage and participate in joint advertising and marketing programs. This alliance continues through November 27, 2007.

Nestle Waters

Nestle Waters has been granted the right to market itself as the “Official Bottled Water of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk,” and has been designated as a sponsor of Shrek 4-D™, and has exclusive product availability with respect to bottled water at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Nestle Waters pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Universal Parks & Resorts. The sponsorship agreement continues through December 31, 2012.

Volkswagen

Volkswagen has been granted the right to market itself as the “Official Car/SUV/Vehicle of Universal Studios”, designated as a sponsor of Revenge of the MummySM, and incorporated into the signage at attraction entrance sights, car displays and on theme park brochures at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Volkswagen pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of NBC Universal. The sponsorship agreement continues through May 31, 2008 with Volkswagen having the option to extend for an additional two years.

Seasonality

Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance by local customers by coordinating special events. Halloween Horror Nights® in October covers approximately 20 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from late February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to stimulate customers who do not live in the Orlando area but are close enough to drive.

The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However over the past two seasons, we have closed our parks on four days as a result of hurricanes.

We also attempt to reduce variable expenses by making a number of operational adjustments during non-peak periods. For example, we reduce our operating hours based on anticipated attendance, opening at 9 a.m. and closing as early as 5 p.m. Also, attractions, shows, restaurants and stores are operated at reduced capacity.

We also carefully tailor our staffing levels. For example, we only hire enough full-time employees to provide a full schedule during our non-peak periods. Increased labor requirements are handled through casual and seasonal employees, overtime and other approaches, such as having our full-time employees who do not normally work in the park, such as our maintenance and support staff, fulfill shifts in the parks during peak times, or hiring employees from retirement communities. We also minimize our labor requirements by categorizing days, for purposes of staffing, based on estimated attendance at our theme parks. For each potential operating hour combination we have low, medium and high attendance levels, and we develop staffing grids to meet the capacity requirements of each particular situation.

Capital improvements

We regularly make capital investments in new rides and attractions and the enhancement of existing rides and attractions. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. We currently plan to invest between $50.0 million and $60.0 million on an annual basis both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. These costs can vary from one year to the next, and as a result some years may be above or below that range depending on the timing of the construction cycles. Due to project timing, we spent $30.4 million on capital expenditures during 2005, thus we estimate our capital expenditures to be approximately $65.0 million during 2006.

In order to ensure the creative content of Universal movies is successfully translated into our newly developed rides and attractions, a worldwide creative team from Universal Parks & Resorts, Universal Creative, provides design and oversight for all new capital initiatives in our theme parks. For our rides and attractions that are also developed for other Universal theme parks, research and development costs are allocated pro rata among the various Universal theme parks that are building the same ride or attraction.

Maintenance and inspection

We maintain and develop our rides in accordance with standards developed by ASTM International for the design, manufacture, testing, operation, maintenance and inspection of amusement rides and devices. ASTM International is a not-for-profit organization that provides a global forum for the development and publication of voluntary consensus standards for design, materials, products, systems and services that are widely accepted within our industry. We use a computerized maintenance management system to manage our maintenance program, which includes daily, monthly and yearly inspections and extensive preventative maintenance.

Our in-house inspectors are certified by the National Association of Amusement Ride Safety Officials. Our in-house inspectors conduct regular inspections and file annual inspection affidavits with the State of Florida Department of Agriculture and Consumer Services, or the “FDA.” We have a memorandum of understanding with the FDA pursuant to which our inspection and maintenance personnel conduct up to two consultations per year at our theme parks with FDA officials and representatives from other major Florida theme parks. During those site visits, our in-house inspectors consult with the FDA on our ride safety programs and conduct an educational seminar for the FDA inspectors on recent developments in amusement ride technology and safety. We also report certain ride injuries to the FDA pursuant to the memorandum of understanding.

Federal legislation has been proposed to grant the federal Consumer Products Safety Commission jurisdiction to regulate fixed amusement park rides and attractions. Such regulation could result in increased costs for compliance and the unavailability of rides in the event of an incident investigation.

Park operations

Although our theme parks are open almost every day of the year, we adjust our hours of operation, as well as our staffing levels, based on expected attendance. The management of the day-to-day operation of our theme parks by our management team is overseen by UCDP’s manager, Vivendi Universal Entertainment, pursuant to the terms of UCDP’s partnership agreement.

Principal Products

Pass sales

In connection with our strategy to maximize incremental revenue and profit opportunities, we regularly review our pass price levels and mix of pass category sales to capitalize on opportunities to implement selective price adjustments. We currently offer a number of pass options to our theme park guests. We offer two types of one-day passes. The first one-day pass entitles the guest to visit either Universal Studios Florida or Universal’s Islands of Adventure for an entire day. The second type of one-day pass entitles the guest to visit both Universal Studios Florida and Universal’s Islands of Adventure for an entire day. A two-day pass entitles the guest to visit both of our theme parks freely for two calendar days, and if purchased at the front gate, allows the guest the choice of either a third day free if used within a consecutive 7-day period or a second day for use anytime with no expiration date. A two-day pass purchased at our online store entitles the guest to visit both of our theme parks freely for two calendar days and a choice of one of the following options: an additional three free days for guests willing to use all five days consecutively; a kids-free ticket with each paid adult two day pass which allows one child age 3 to 9 free theme park admission and an additional three free days for a total of five consecutive days of admission for each adult and child; or a second day for use anytime with no expiration date. The Orlando FlexTicket entitles a guest to visit both of our theme parks over two weeks. The Orlando FlexTicket can also be used over those same two weeks at Wet ‘n Wild® and Sea World® Orlando. There is also a five-park Orlando FlexTicket which also includes admission to Busch Gardens® Tampa Bay. We also have two annual pass options. The first annual pass option entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking. The second annual pass option is similar, but includes blackout dates and does not include free parking.

The table below sets forth certain information relating to our pass sales in 2005 (visitors, attendance and revenue in millions):

(Visitors, attendance and revenue in millions)	Total number of unique visitors	Attendance per visitor		Average attendance	Price (1)		Revenue (1)	% of Revenue
Type of pass
One-day	4.1	1.00		4.1	$52.05		$215.4	49%
Two-day	1.0	2.12		2.1	84.90		81.6	19%
Two-day online bonus	0.5	2.72		1.3	87.08		39.8	9%
Orlando FlexTicket	0.5	2.51		1.2	85.41		38.9	9%
Annual pass	0.3	4.17		1.3	112.67		36.5	8%
Other	0.3	2.82		0.8	92.71		23.8	6%

Total	6.7	1.62	(2)	10.8	$66.25	(2)	$436.0	100%

(1)	Net of discounts and commissions.
(2)	Reflects weighted average.

Sales from our passes were $452.1 million and $378.4 million during 2004 and 2003, respectively.

Merchandise, food and beverage sales

In addition to our pass sales, we derive revenue from the sales of theme park merchandise, food and beverage. Revenues from these products during the past three years are set forth in the table below:

	Fiscal year ended
	December 31, 2005	December 31, 2004	December 27, 2003
	(Dollars in millions)
Theme park food and beverage	$105.2	$112.5	$96.4
Theme park merchandise	92.6	97.2	81.6

Employees

As of December 31, 2005, we had approximately 12,900 employees on our payroll of whom approximately 11,900 were hourly employees and approximately 1,000 were salaried employees. Certain of our executive officers are employed and compensated by Vivendi Universal Entertainment, but they work for us in operating Universal Orlando. We reimburse Vivendi Universal Entertainment or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Vivendi Universal Entertainment. We currently have no employees that are represented by a union. We consider relations with our employees to be good. We were listed as the third company in the Orlando Sentinel’s “Top 100 Companies for Working Families in Central Florida” in 2005.

Environmental and other regulations

We are subject to various federal, state and local environmental laws and regulations, including those governing water discharges, air emissions, soil and groundwater contamination, the installation and operation of underground and above ground storage tanks, and the disposal of waste and hazardous materials. In the event of any violations of or liabilities under any of these environmental laws or instances of noncompliance with environmental permits required at our facilities, we could incur substantial costs, including cleanup costs, fines and civil or criminal penalties. Currently, we do not expect the costs of these environmental requirements to have a material impact on our business, results of operations or financial condition.

As a result of the NBC Universal Transaction (see note 1 to our combined financial statements at Item 8. Financial Statements and Supplementary Data), we have additional environmental management personnel, policies and procedures, and related resources to assist us in assessing and monitoring our environmental, health and safety compliance. In the course of conducting our monitoring and due diligence activities, we have identified, and are addressing, certain areas of noncompliance with applicable environmental, health and safety requirements. For example, we have obtained a federally enforceable state operating permit, and are in the process of upgrading certain employee health and safety programs at our facilities. Although no assurances can be given, we do not expect the costs of achieving compliance in these areas to have a material impact on our business, results of operations or financial condition in the near future.

Geographic Financial Summary

We operate exclusively in the theme park industry. Substantially all revenues were the result of sales directly related to our theme parks, which are located in Orlando, Florida. Accordingly, all revenues and long-lived assets were earned and reside in the United States. For additional information about our revenues and long-lived assets please refer to our financial statements and notes thereto set forth in “Part II, Item 8. Financial Statements and Supplementary Data” of this report.

Available Information

We routinely file reports, as required, with the Securities and Exchange Commission (the “SEC”), including but not limited to Forms 10-Q, Forms 10-K and Forms 8-K (and amendments thereto). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected, which in turn could adversely affect our ability to operate. In such case, you may lose all or part of your original investment.

Attendance at our theme parks is influenced by general economic and other conditions.

Attendance at our theme parks is heavily dependent upon consumer spending on travel and other leisure activities. Because consumer spending on travel and other leisure activities is discretionary, this is usually the first type of spending to be curtailed by consumers during economic downturns. As a result, we have historically experienced weaker attendance during economic downturns and during other events affecting travel and leisure activities. Any substantial deterioration in general economic conditions, increases in the cost of travel, outbreaks of war or terrorist or political events that diminish consumer spending and confidence could reduce attendance at our theme parks.

Our business is largely dependent on air travel.

We estimate that approximately half of the visitors to our theme parks travel to Orlando by air. An increase in the price of jet fuel may serve to increase the price of air travel and reduce demand. In addition, the recent economic difficulties facing the airline industry may result in a reduction in scheduled flights to Orlando and an increase in the price of air travel which in turn may have a negative effect on the number of visitors to Orlando. In addition, another terrorist attack in the United States or the mere threat of a terrorist attack is likely to result in a decline in air travel. A significant decline in visitors traveling to Orlando by air would negatively affect attendance at our theme parks, possibly dramatically.

We are subject to the risks inherent in deriving substantially all of our revenue from one location.

Substantially all of our revenue is derived from the operation of our two theme parks and CityWalk in Orlando, Florida. This subjects us to a number of risks. Our business is and will continue to be influenced by local economic, financial and other conditions affecting the Orlando area. This may include prolonged or severe inclement weather in the Orlando area, a catastrophic event such as a hurricane or tornado, or the occurrence or threat of a terrorist attack in the Orlando area, any of which could significantly reduce attendance at our theme parks. In addition, the partial or total destruction of our theme parks requiring either of them to be closed for an extended period of time would have a material adverse effect on our attendance.

The United States is currently engaged in military operations in Iraq and elsewhere, which could drive up the price of gas and air travel and increase the chance of another terrorist attack in the United States, each of which would have a negative impact on attendance at our theme parks.

The United States and certain of its allies are currently engaged in military operations in Iraq. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. The military operations in Iraq could further increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. A substantial increase in the price of gasoline and jet fuel may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 25% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. The current military operations in Iraq may increase the likelihood of another major terrorist attack in the United States. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Loss of key distribution channels for pass sales may reduce our revenues.

Approximately 41% of our annual theme park pass sales are generated by third party distribution channels, the majority of which are concentrated among 40 third-party customers. As an example, approximately 13% of our annual theme park pass sales are derived from time-share operators, which are dominated by a few major operators. Other significant distribution channels include AAA, which has approximately 60 distribution locations across North America that we use, guest service desk locations operated by Universal Parks & Resorts Vacations at approximately 40 stand-alone properties throughout Orlando and other key domestic and international travel operators. The loss of any key distribution channel could have a negative effect on our pass sales.

The theme park industry competes with numerous vacation and entertainment alternatives; the Orlando theme park market is extremely competitive.

Our theme parks compete with other theme, water and amusement parks in Orlando and around the country and with other types of recreational facilities and forms of entertainment, including cruise ships, other vacation travel, major sports attractions and other major entertainment activities. Our business is also subject to factors that affect the recreation, vacation and leisure industries generally, such as general economic conditions, consumer confidence and changes in consumer spending habits.

The Orlando theme park market is extremely competitive. There are currently seven major theme parks in the Orlando area including our competitors: Walt Disney World’s Magic Kingdom®, Epcot®, Disney-MGM Studios, Disney’s Animal Kingdom® and Anheuser Busch’s Sea World®. All of these theme parks are located within a 10-mile radius of our theme parks. Some of these theme parks, particularly those affiliated with The Walt Disney Company, enjoy better name recognition than our theme parks do. This puts us at a disadvantage in our attempts to attract guests to our theme parks over those of our competitors. The close proximity to us of so many of our direct competitors has various other adverse consequences on our business. For example, we offer significant commissions to travel agents and wholesalers in order to provide them with an incentive to encourage their customers to purchase passes to our theme parks rather than those of our competitors in the Orlando area. Also, it has the effect of increasing competition for market share among the major competitors.

There is the risk of accidents occurring at theme parks, which may create negative publicity which may reduce attendance.

Our theme parks feature “thrill rides.” There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance.

We may not be able to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, which may require us to re-theme certain rides and attractions.

The use of themed elements in our rides and attractions is dependent upon UCDP’s obtaining and maintaining intellectual property licenses granting it the rights to use those elements. Failure to protect UCDP’s existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditure.

The loss of key personnel could hurt our operations.

Our success depends upon the continuing contributions of our executive officers and other key operating personnel. The complete or partial loss of their services could adversely affect our business. A number of executive officers are employees of, and have employment agreements with, Vivendi Universal Entertainment, including Robert Gault, UCDP’s President and Chief Executive Officer, Thomas Williams, Chairman and Chief Executive Officer of Universal Parks & Resorts, John Sprouls, President/Chief Executive Officer of Holdings and Executive Vice President, Human Resources, Legal and Business Affairs of Universal Parks and Resorts and Michael Short, Treasurer/Chief Financial Officer of Holdings and Executive Vice President and Chief Financial Officer of UCDP. We cannot be certain that we will be able to retain their services or to find adequate replacements for them in the event we were to lose their services. If Vivendi Universal Entertainment were to cease acting as UCDP’s manager, we could lose the services of those executive officers.

Our business is seasonal and bad weather can adversely impact attendance at our theme parks.

Our business is seasonal. Attendance at our theme parks follows a seasonal pattern which coincides closely with holiday and school schedules. Because many of the attractions at our theme parks are outdoors, attendance at our theme parks is adversely affected by bad weather. Prolonged bad or mixed weather conditions during our seasonal peak attendance periods may reduce attendance causing a more severe decline in revenues than if those conditions occurred during a low attendance period. In addition, temporary but severe weather conditions, such as a hurricane, can adversely impact attendance at our theme parks.

Our ability to refinance our debt obligations could be adversely impacted by the Consultant’s right, starting in June 2010, to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects.

UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP. Although the agreement has no expiration date, starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. If the parties cannot agree on the fair market value, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount of such a payment and our ability to make such a payment, our ability to refinance our obligations could be adversely impacted by this right of the Consultant (see “Item 13. Certain relationships and related party transactions—Consultant agreement”).

UCDP’s debt agreements contain restrictions that limit our flexibility in operating the business.

UCDP’s senior secured credit agreement and the indenture under which the April 2010 notes are issued (see note 3 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”) contain a number of significant covenants that, among other things, restrict UCDP’s ability to:

•	incur additional indebtedness;

•	create liens on its assets;

•	to issue dividends;

•	engage in mergers or acquisitions; and

•	make investments.

These restrictive covenants may not allow UCDP the flexibility it needs to operate the business in an effective and efficient manner and may prevent UCDP from taking advantage of strategic opportunities that would benefit the business.

In addition, UCDP is required under its senior secured credit agreement to satisfy specified financial ratios and tests. UCDP’s ability to comply with those financial ratios and tests may be affected by events beyond our control, and UCDP may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under UCDP’s senior secured credit agreement and the lenders could elect to declare all amounts borrowed under UCDP’s senior secured credit agreement, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of UCDP’s assets, and therefore substantially all of our assets, are pledged as collateral pursuant to the terms of UCDP’s senior secured credit agreement. If any of UCDP’s indebtedness were to be accelerated, our consolidated assets may not be sufficient to repay in full that indebtedness.

If the equity holders of Holding I and Holding II that are controlled by Blackstone default on certain indebtedness, Blackstone’s equity interests in Holding I and Holding II will be subject to foreclosure.

Concurrently with the consummation of the 2004 Amendment (see note 3 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”), JPMorgan Chase Bank and another lender made loans to the equity holders of Holding I and Holding II that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holding I and Holding II and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in five years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. It is anticipated that the only assets of the borrowers will be their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance, the loans, the borrowers’ equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes (see note 3 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”).

Holding I and Holding II are holding companies and UCFH I Finance and UCFH II Finance have no operations; therefore we depend on our subsidiaries to pay interest on the May 2010 notes and our other obligations.

Holding I and Holding II are holding companies and do not have any material assets or operations other than ownership of partnership interests of UCDP and ownership of the special fee receivable described in this report. UCFH I Finance and UCFH II Finance were formed for the purpose of being co-issuers of the May 2010 notes, and also do not have any material assets or operations. All of our operations are conducted through our subsidiaries. Claims of creditors of such subsidiaries, including trade creditors, and claims of preferred stockholders (if any) of such subsidiaries generally will have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors, including holders of the May 2010 notes. These notes, therefore, are structurally subordinated to creditors (including trade creditors) and preferred stockholders (if any) of our subsidiaries, including UCDP.

Federal and state statutes allow courts, under specific circumstances, to void the notes, subordinate claims in respect of the notes and require note holders to return payments received from us.

The issuance of the notes may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a court may void or otherwise decline to enforce the notes or subordinate the notes to our existing and future indebtedness. While the relevant laws may vary from state to state, a court might do so if it found that when we issued the notes or, in some states, when payments became due under the notes, we received less than reasonably equivalent value or fair consideration and either:

•	were insolvent or rendered insolvent by reason of such incurrence; or

•	were engaged in a business or transaction for which our remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that we would incur, debts beyond our ability to pay such debts as they mature.

The court might also void the notes, without regard to the above factors, if the court found that we issued the notes with actual intent to hinder, delay or defraud our creditors. In addition, any payment by us pursuant to the notes could be voided and required to be returned to us or to a fund for the benefit of our creditors.

A court would likely find that we did not receive reasonably equivalent value or fair consideration for the notes if they did not substantially benefit directly or indirectly from the issuance of the notes. Our use of proceeds, which included the distribution of the proceeds of the May 2010 notes to Blackstone and Universal CPM, could increase the risk of such a finding. If a court were to void the notes, you would no longer have a claim against us. Sufficient funds to repay the notes may not be available from other sources. In addition, the court might direct you to repay any amounts that you already received from us.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, we would be considered insolvent if:

•	the sum of our debts, including contingent liabilities, was greater than the fair saleable value of our assets; or

•	if the present fair saleable value of our assets were less than the amount that would be required to pay our probable liability on our existing debts, including contingent liabilities, as they become absolute and mature; or

•	we could not pay our debts as they become due.

To the extent a court voids the notes as fraudulent transfers or holds the notes unenforceable for any other reason, holders of notes would cease to have any direct claim against us. If a court were to take this action, our assets would be applied first to satisfy our liabilities, if any, before any portion of our assets could be applied to the payment of notes.

Because we are the sole obligors of the May 2010 notes, and our subsidiaries have not guaranteed our obligations under these notes or have any obligation with respect to these notes, the May 2010 notes are structurally subordinated to the debt and liabilities of our subsidiaries. In addition, the May 2010 notes are effectively subordinated to any of our present and future secured debt.

We have no direct operations of our own and derive all of our revenues and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due under the notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

The May 2010 notes are structurally subordinated to all of our subsidiaries’ indebtedness and preferred equity. Holders of the May 2010 notes will not have any claim as creditors against any of our subsidiaries. None of our current subsidiaries will guarantee our obligations under these notes. The May 2010 notes are structurally subordinated to any existing and future indebtedness and other liabilities of any of our subsidiaries, even if these obligations do not constitute indebtedness. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, the May 2010 notes are effectively subordinated to the claims of the creditors of any of our subsidiaries, including the lenders under UCDP’s senior secured credit agreement, holders of the April 2010 notes, trade creditors and holders of other indebtedness of our subsidiaries. Accordingly, there might only be a limited amount of assets available to satisfy the claims of a holder of the May 2010 notes upon an acceleration of the maturity of these notes.

If the debt of our subsidiaries is accelerated, we may not be able to repay the May 2010 notes and our other indebtedness including that of our subsidiaries. In addition, our assets and our subsidiaries’ assets may not be sufficient to fully repay the notes and our other indebtedness. In addition, the May 2010 notes are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The substantial indebtedness of our subsidiaries could adversely affect our financial condition and prevent us from fulfilling our obligations under the May 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations.

As of December 31, 2005, the May 2010 notes were effectively subordinated to $1,195.7 million of liabilities (consisting of $544.5 million of secured indebtedness under UCDP’s amended and restated senior secured credit facilities, $496.5 million of the April 2010 notes, and $154.7 million of payables and other liabilities of UCDP). An additional $100.0 million is available for future borrowings under the revolving portion of the amended and restated senior secured credit facilities and, in addition, UCDP may borrow up to $200.0 million of incremental term loans from time to time, all of which would be secured and effectively senior to our noteholders. As a result, our subsidiaries are highly leveraged. This level of indebtedness could have important consequences to you, including the following:

•	it may limit our subsidiaries’ ability to borrow money for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;

•	it may limit our subsidiaries’ flexibility in planning for, or reacting to, changes in their business and future business opportunities;

•	our subsidiaries will be more highly leveraged than some of our competitors, which may place them at a competitive disadvantage;

•	it may make our subsidiaries more vulnerable than less leveraged companies to a downturn in our business or the economy;

•	the debt service requirements of our subsidiaries’ indebtedness could make it more difficult to generate cash;

•	a substantial portion of our subsidiaries’ cash flow from operations will be dedicated to the repayment of their indebtedness, including indebtedness they may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if our subsidiaries were unable to service their indebtedness or obtain additional financing, as needed.

In addition, we are highly leveraged and have substantial debt service obligations of our own. As of December 31, 2005, we had total debt of approximately $450.0 million and our subsidiaries had a total indebtedness of approximately $1,041.3 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due, including our repurchase obligation upon occurrence of specified change of control events, in respect of the May 2010 notes.

Our substantial debt could have other important consequences to you. For example, our failure to comply with the financial and other restrictive covenants in the indenture governing the May 2010 notes, which limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

Despite our subsidiaries’ substantial indebtedness, they may still incur significantly more debt. In addition, we may incur a significant amount of additional indebtedness. This could exacerbate the risks described above.

The terms of the indenture governing the April 2010 notes and the senior secured credit agreement permit our subsidiaries to incur significant additional indebtedness in the future. As of December 31, 2005, UCDP had $100.0 million available for additional borrowing under the revolving credit portion of the senior secured credit facilities. In addition, UCDP may borrow up to $200.0 million of incremental term loans from time to time. All of those borrowings are effectively senior to the May 2010 notes. Because we are the sole obligors of the May 2010 notes, and our subsidiaries will not guarantee our obligations under these notes or have any obligation with respect to these notes, the May 2010 notes are structurally subordinated to the debt and liabilities of our subsidiaries. In addition, the May 2010 notes are effectively subordinated to any of our present and future secured debt. If our subsidiaries incur any additional indebtedness, this may have the effect of reducing the amount of proceeds available to us to pay to the holders of the May 2010 notes. If new debt is added to our subsidiaries’ current debt levels, this will increase the risks described above under. The substantial indebtedness of our subsidiaries could adversely affect our financial condition and prevent us from fulfilling our obligations under the May 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations. The terms of the indenture governing the May 2010 notes permit us, under certain circumstances, to incur a significant amount of additional indebtedness. If we incur additional debt, the risks associated with substantial leverage, including our ability to service our debt, would increase.

Our subsidiaries may not be able to generate sufficient cash to service all of their indebtedness for reasons beyond our control.

Our subsidiaries’ ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments or to refinance our indebtedness, including the notes, depends on our subsidiaries’ ability to generate cash from operations in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory, social, political and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to UCDP under UCDP’s senior secured credit agreement, or otherwise, in an amount sufficient to enable our subsidiaries to fund planned capital expenditures, pay their indebtedness, including the April 2010 notes, or to fund their other liquidity needs.

We may not be able to refinance or repay in full the May 2010 notes and UCDP may not be able to refinance or repay in full the April 2010 notes by 2010 when they all mature and if we are or UCDP is, as the case may be, unable to refinance or repay in full the May 2010 notes prior to January 1, 2010, or the April 2010 notes prior to December 1, 2009, then UCDP’s amended and restated senior secured credit agreement will also mature and our subsidiaries may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

The May 2010 notes will mature on May 1, 2010. The April 2010 notes mature on April 1, 2010. In addition, if we are unable to refinance or repay in full the May 2010 notes prior to January 1, 2010, or UCDP is unable to refinance or repay in full the April 2010 notes prior to December 1, 2009, then UCDP’s amended and restated senior secured credit agreement will also mature at that time.

We cannot assure you that UCDP will be able to refinance the UCDP amended and restated senior secured credit agreement. In addition, we cannot make assurances that they will be able to repay in full or refinance the May 2010 notes on commercially reasonable terms, or at all, or that UCDP will be able to repay in full or refinance the April 2010 notes on commercially reasonable terms, or at all. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.” If any of our subsidiaries cannot service its indebtedness, it may have to take actions such as selling assets, seeking additional equity contributions or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. These alternative measures may not be successful and may not permit that subsidiary to meet scheduled debt service obligations. Our subsidiaries could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet their debt service and other obligations. Any of the foregoing could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes.

We may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture.

Upon the occurrence of specific kinds of change of control events, we must offer to purchase all of the May 2010 notes then outstanding for a price equal to 101% of the principal amount of the May 2010 notes, plus any accrued and unpaid interest. We cannot assure you that there will be sufficient funds available for us to make any required repurchases of the notes upon a change of control. Given the restrictions in our subsidiaries’ debt (in particular, the UCDP senior secured credit agreement and the April 2010 notes), we currently anticipate that, in order to pay the principal amount at maturity of the notes or to repurchase the notes upon a change of control as defined in the indenture governing the notes, we will be required to adopt one or more alternatives, such as refinancing all of our subsidiaries’ indebtedness, selling our equity securities or the equity securities or assets of our subsidiaries or seeking capital contributions or loans from our affiliates. None of our affiliates is required to make any capital contributions, loans or other payments to us with respect to our obligations on the notes. We cannot assure you that any of the foregoing actions could be effected on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay the principal amount of the notes or that any such actions would be permitted by the terms of the indenture governing the notes or any other debt instruments of ours or our subsidiaries then in effect. Any future debt that we incur may also contain restrictions on repayment upon change of control. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations.

Risks related to the right of first refusal agreement between our partners.

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of us being acquired by Blackstone, which could pose a number of risks to our business. In addition, pursuant to the same agreement, from January 1, 2006 to December 31, 2007, each of Blackstone and Vivendi Universal Entertainment shall be permitted, without the consent of the other party, to sell their ownership interests in Holding I and Holding II to a third party, provided that the other party is permitted to participate in such sale on an equitable basis. UCDP’s license to use the “Universal” name would expire 30 months after such a transfer of control to Blackstone, unless Vivendi Universal Entertainment otherwise consents. These same risks would be present if a third party unaffiliated with Vivendi Universal Entertainment were to acquire control of us.

Our dependence on Universal Studios, Inc. and its affiliates; risks related to a change of control.

UCDP licenses the right to use a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from Universal Studios, Inc. and its affiliates. See “Item 1: Business—Intellectual property.” If Blackstone or any other third party unaffiliated with Universal Studios, Inc. were to acquire all of the partnership interests in us, we may not be able to take advantage of this license arrangement in the future to the same degree as we currently do and may lose this license completely if we fail to maintain certain quality standards. UCDP’s license to use the “Universal” name would expire 30 months after such a transfer of control to Blackstone, unless Vivendi Universal Entertainment otherwise consents. Universal Studios, Inc. and its affiliates are required to continue to license those intellectual properties currently licensed to UCDP after Universal Studios, Inc. or its affiliates no longer have an ownership interest in us for so long as we operate our theme parks at a substantially similar standard. However, in a situation where Blackstone or a third party unaffiliated with Universal Studios, Inc. acquires all of the partnership interests in us, Universal Studios, Inc. and its affiliates are not required to grant UCDP a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Universal Studios, Inc. could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with Universal Studios, Inc. acquired all of the partnership interests in us and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time and may not be able to continue operating our theme parks at all.

We also rely on Vivendi Universal Entertainment and its affiliates for management oversight, advisory and other services. In its capacity as our manager, Vivendi Universal Entertainment provides creative services in relation to development of our rides and attractions. Most of our insurance is arranged by GE through global programs for its businesses via licensed insurers issuing enforceable policies. We have numerous other arrangements with affiliates of Vivendi Universal Entertainment and, indirectly, NBC Universal and GE, which provide us with significant benefits that may be reduced or lost completely if Blackstone or a third party unaffiliated with Vivendi Universal Entertainment gains control of us pursuant to the right of first refusal or otherwise. For a better understanding of these arrangements, see “Item 13: Certain relationships and related party transactions.” Although Vivendi Universal Entertainment is required by the terms of the partners’ agreement to provide us with the same level of services for a transitional twelve-month period if Blackstone were to acquire all of our partnership interests in us pursuant to the right of first refusal, there can be no guarantee that Vivendi Universal Entertainment and Blackstone will reach agreement regarding the provision of such services beyond this twelve-month period or that Blackstone will thereafter find a third party with the experience and expertise to provide comparable services to those provided by Vivendi Universal Entertainment and its affiliates. In addition, the costs of the services currently provided by Vivendi Universal Entertainment may be significantly more expensive if they were purchased from a third party.

Potential deadlock between the partners of our general partner could prevent us from executing certain aspects of our business strategy.

Major decisions by Holding II regarding our business generally require the consent of both Blackstone and Vivendi Universal Entertainment who are representatives of Holding I and Holding II and members of UCDP’s Park Advisory Board. This creates a potential for deadlocks. Any deadlock could delay us from taking certain actions in the future which would be beneficial to the business and may prevent or delay us from executing certain aspects of its business strategy.

Blackstone and Vivendi Universal Entertainment control us and may have conflicts of interest with us or you in the future.

Blackstone and Vivendi Universal Entertainment, together, beneficially own 100% of our equity interests. As a result, Blackstone and Vivendi Universal Entertainment have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equity holders regardless of whether or not noteholders believe that any such transactions are in their own best interests. For example, Blackstone and Vivendi Universal Entertainment could cause us to distribute our cash resources to them or make distributions to service the loan to the Blackstone entities guaranteed by NBC Universal rather than invest such resources in our business. In addition, Blackstone and Vivendi Universal Entertainment may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 443 acres which we own in Orlando, Florida. In addition, we own approximately 137 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease.

We have approximately 106 acres of undeveloped land which has planning approval for additional hotels. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development. On December 28, 2005 we sold approximately 4 acres for $3.6 million with a cost basis of $1.4 million resulting in a gain of $2.2 million.

As of December 31, 2005, we leased four off-site retail stores, two stores at the Orlando Airport and two stores at area outlet malls (our lease at one of the outlet malls ended in January 2006). In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions.

We believe that our facilities, whether owned or leased, are well maintained.

Item 3. Legal Proceedings

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the “Complaint”) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of us, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the “Amended Complaint”) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the “Patent”) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at our theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California case.

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted UCDP’s Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (“Ride & Show”) in the U.S. District Court for the Middle District of Florida. UCDP’s Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, UCDP’s Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that UCDP has not infringed the Patent. UCDP also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss UCDP’s Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. On March 23, 2006, the Court issued a Notice setting a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. The parties have agreed to reconvene mediation in April 2006. No trial date has been set but it is likely to take place during the second quarter of 2006. As a result of the dismissal of the California case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts will cease sharing costs of defense of the Ride & Show claims in the California and Florida cases as of February 1, 2006. It is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

Other

We are threatened with or involved in various other legal actions and claims incidental to the conduct of our business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following table sets forth certain of our financial data. The selected financial data as of and for the years ended December 31, 2005 and December 31, 2004, have been derived from our audited combined financial statements and the related notes included elsewhere in this report. The selected financial data as of December 27, 2003 have been derived from our audited combined financial statements and the related notes which are not included in this report. The selected financial data for the year ended December 27, 2003 have been derived from our audited combined financial statements and the related notes included elsewhere in this report. The selected financial data as of and for the years ended December 28, 2002 and December 29, 2001 have been derived from our audited combined financial statements and related notes thereto which are not included in this report. All periods presented have been audited. The information set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our combined financial statements and the related notes included elsewhere in this report.

	Fiscal year ended
	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002	December 29, 2001
	(Dollars in thousands)
Statement of operations data:
Operating revenues:
Theme park passes	$436,015	$452,113	$378,351	$366,076	$377,292
Theme park food and beverage	105,179	112,520	96,382	94,871	93,106
Theme park merchandise	92,646	97,173	81,553	82,910	78,052
Other (2)	216,756	203,702	173,022	133,762	126,818

Total operating revenues	850,596	865,508	729,308	677,619	675,268
Costs and operating expenses:
Theme park operations	165,160	162,179	152,185	152,002	145,411
Theme park selling, general and administrative	138,355	156,980	127,025	132,655	136,316
Theme park cost of products sold	100,858	108,410	93,001	94,375	90,795
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,084	55,179	46,159	44,075	43,977
Depreciation and amortization	117,308	120,235	131,826	136,631	146,588
Other	134,632	125,170	108,191	76,973	84,701

Total costs and operating expenses	709,397	728,153	658,387	636,711	647,788

Operating income	141,199	137,355	70,921	40,908	27,480

Total other expense	140,551	117,117	123,205	92,660	114,782

Net income (loss)	$648	$20,238	$(52,284)	$(51,752)	$(87,302)

	Fiscal year ended
	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002	December 29, 2001
	(Dollars in thousands, except other operational data)
Other data:
EBITDA(3)	$258,091	$254,899	$198,973	$179,104	$174,835
Net cash and cash equivalents provided by operating activities	75,498	116,400	142,748	93,972	95,293
Net cash and cash equivalents used in investing activities	23,841	35,494	12,976	22,472	37,272
Net cash and cash equivalents used in financing activities	30,326	159,956	29,200	130,427	5,152
Capital expenditures	30,441	40,195	53,471	26,124	39,542
Other operational data:
Turnstile admissions in thousands(4)	11,498	12,881	11,502	11,323	11,183
Paid admissions in thousands(5)	10,772	12,110	10,598	10,367	10,299
Number of days attendance per visitor	1.62	1.61	1.59	1.45	1.40
Visitors in thousands(6)	6,650	7,534	6,684	7,138	7,356
Theme park revenue per visitor	$95.31	$87.84	$83.23	$76.19	$74.56
Theme park pass revenue per paid admission	40.48	37.33	35.70	35.31	36.63
Theme park food, beverage and merchandise revenue per turnstile admission	17.21	16.28	15.47	15.70	15.31

	As of
	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002	December 29, 2001
	(Dollars in thousands)
Balance sheet data (at period end):
Total cash and equivalents	$56,259	$34,928	$113,978	$12,265	$71,192

Total assets	1,986,835	2,058,220	2,207,484	2,198,457	2,367,957

Total long-term obligations(7)	1,485,929	1,517,702	1,276,152	1,064,395	1,263,699

Total equity	334,460	345,942	719,843	759,294	758,705

(1)	In January 2003, the Financial Accounting Standards Board issued Interpretation, “Consolidation of Variable Interest Entities” (“FIN 46”). We own a 50% interest in Universal City Restaurant Partners, Ltd. (“UCRP”). Based on FIN 46, we determined that UCRP is a variable interest entity. Accordingly, our combined financial statements for 2003 and all subsequent periods include the results of UCRP.
(2)	Consists primarily of CityWalk, Universal Parks & Resorts Vacations, corporate special events, Universal Express Plus (“UEP”) and parking. We host special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.
(3)	We have included EBITDA because it is used by some investors as a measure of our ability to service debt. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with accounting principles generally accepted in the United States and should not be considered an alternative for net income, net cash provided by operating activities and other combined income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Fiscal year ended
	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002	December 29, 2001
	(Dollars in thousands)
Net cash and cash equivalents provided by operating activities	$75,498	$116,400	$142,748	$93,972	$95,293
Adjustments:
Interest expense	141,766	118,707	119,027	93,596	116,628
Interest income	(2,022)	(1,080)	(831)	(1,446)	(1,079)
Amortization of deferred finance costs	(7,652)	(7,121)	(6,840)	(4,645)	(4,031)
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	26,642	60,796	(35,534)	(33,350)	(32,647)
Gain on non-monetary asset acquisition	—	812	—	3,915	—
Gain related to settlement of capital claim	—	—	—	1,085	—
Gain (loss) on sale of property and equipment	2,180	1,007	(1,285)	—	—
(Loss) income from joint ventures	(178)	(1,161)	(481)	1,565	767
Accretion of bond and note payable discounts	(844)	(832)	(625)	—	—
Minority interest in net earnings of UCRP	(2,418)	(2,537)	(2,008)	—	—
Change in working capital accounts	25,119	(30,092)	(15,198)	24,412	(96)

EBITDA	$258,091	$254,899	$198,973	$179,104	$174,835

(4)	Turnstile admissions represent total admissions to our theme parks, which includes paid admissions and complimentary passes.
(5)	Paid admissions represent the total paid admissions to our theme parks.
(6)	Visitors represent unique individual paid guests at our theme parks.
(7)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease obligations and long-term deferred special fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to help the reader understand our financial results, strategies and business environment from our viewpoint. The MD&A should be read in conjunction with our combined financial statements and the accompanying notes (see Item 8. Financial Statements and Supplementary Data). This overview summarizes the MD&A, which includes the following sections:

•	Our operations—a brief description of our operations and our business environment.

•	Ownership and basis of presentation—a summary of our company structure including our partners and subsidiaries and other factors impacting our financial presentation.

•	Critical accounting policies and estimates—a discussion of our accounting policies requiring critical estimates and judgment.

•	Results of operations—an analysis of our results of operations for the three-year fiscal period presented in our combined financial statements.

•	Liquidity, capital resources and financial position—a discussion of our sources and uses of cash, our financial position, and contractual obligations.

•	Forward-looking statements—cautionary information about forward-looking statements and a discussion of potential risks that could cause our future results to differ from past experience or current projections.

Our operations

We own and operate two theme parks (Universal’s Islands of Adventure and Universal Studios Florida), an entertainment complex (Universal’s CityWalk Orlando), sound stages and movie and production facilities all located in Orlando, Florida. Our operations are heavily dependent on theme park attendance, which we consider our most important operating indicator. We use two different metrics to guage theme park attendance: paid attendance and turnstile attendance, which includes complimentary attendance. Additionally, we track our theme park attendance from three distinct points of origin: international, Florida and the outer-U.S., which is domestic excluding the state of Florida. Theme park attendance is affected by macroeconomic, competitive and seasonal forces. As our entertainment product is a component of our customers’ discretionary spending, the following macroeconomic factors play an important role in our attendance: consumer sentiment and foreign currency exchange rates. Consumer sentiment is an important economic indicator, especially in relation to our outer-U.S. market where travel costs are higher when compared to our Florida market. Oil and gas prices affect consumer sentiment for all of our markets due to their impact on discretionary income and travel costs. Foreign currency exchange rates affect the relative prices for our international guests and therefore impact attendance from that market.

Orlando has seven large theme parks in the metro area. As a result, our attendance is also affected by competitive forces. Our largest competitor is Walt Disney World, which contains four of the seven parks in Orlando. Additionally, Anheuser Busch owns and operates Sea World. Due to the high level of competition in our market, theme park pass pricing and the introduction of new attractions are factors significantly impacting theme park attendance.

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August. Local schools begin as early as the first week of August. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However over the past two seasons, we have closed our parks on four days as a result of hurricanes.

Approximately 51.3% of our revenues are derived from theme park passes. We analyze our theme park pass revenue based on revenue per paid admission. Sales of food, beverage and merchandise constitute approximately 23.3% of our revenues. We analyze our theme park food, beverage and merchandise revenues based on revenue per turnstile admission. We derive approximately 9.6% of our revenue from our CityWalk complex, which includes retail, dining, cinema and nightclub entertainment. Our primary operating costs include theme park operations, theme park selling, general and administrative costs, theme park cost of products sold, a special fee payable to Vivendi Universal Entertainment, a consultant fee, depreciation and amortization, and interest. We also monitor EBITDA and certain of our debt covenant ratios as these items impact our ability to service our debt, make distributions to our partners (see the Ownership and basis of presentation section below) and make payments of special fees to our manager, Vivendi Universal Entertainment. EBITDA is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. These items are discussed in greater detail within the section entitled Liquidity, capital resources and financial position.

Ownership and basis of presentation

Our ultimate owners, each having a 50% interest in us, are Universal CPM and Blackstone. Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment, which in turn is an indirect subsidiary of NBC Universal (“NBCU”).

Prior to May 11, 2004, Vivendi Universal Entertainment was owned by Vivendi Universal, S.A. (“Vivendi”). On May 11, 2004, General Electric Company (“GE”), National Broadcasting Company Holding, Inc. (“NBC Holding”), National Broadcasting Company, Inc. (“NBC”), Vivendi, and Universal Studios Holding III Corp. (“USH3”), concluded a transaction pursuant to which GE and Vivendi combined the respective businesses of NBC, Universal Studios, Inc. (“USI”), Universal Pictures International Holdings B.V., and Universal Pictures International Holdings 2 B.V. and their respective subsidiaries (the “NBC Universal

Transaction”). In connection with the NBC Universal Transaction, NBC changed its corporate name to NBC Universal. GE owns 80% of NBC Universal and Vivendi owns the remaining 20%. After the NBC Universal Transaction, NBCU indirectly owned approximately 94.5% of Vivendi Universal Entertainment. During June 2005, NBCU purchased the remaining 5.5% minority interest in Vivendi Universal Entertainment.

Our combined financial statements include the amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “Holdings”), and all of their subsidiaries including: Universal City Development Partners, Ltd. (“UCDP”), Universal Parks & Resorts Vacations (“UPRV”), Universal City Restaurant Partners, Ltd. (“UCRP”), UCFH I Finance (“UCFH I”), UCFH II Finance (“UCFH II”) and UCDP Finance (collectively “UCHC”). All significant intercompany balances and transactions have been eliminated upon combination. Holdings, UCFH I and UCFH II facilitated the issuance of approximately $450.0 million of our debt. UCDP is our primary operating company and owes approximately $1,041.3 million of our debt. UPRV is our travel company that sells and coordinates vacation packages for some of our guests.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides a new consolidation model, which determines control and consolidation of entities based on potential variability in gains and losses of the entities being evaluated for consolidation. We own a 50% interest in UCRP, which prior to 2003 was accounted for under the equity method. Based on FIN 46, we determined that UCRP is a variable interest entity (“VIE”). Accordingly, our combined financial statements for 2003 and all subsequent periods include the results of UCRP. UCRP operates a restaurant in CityWalk. Total assets of UCRP at December 31, 2005 were $18.3 million, while total revenues during 2005 were $26.9 million.

Prior to 2004, our year-end was the last Saturday of the year. In connection with the NBC Universal Transaction, we changed the date of our year-end to December 31. As a result, the years ended December 31, 2005, December 31, 2004, and December 27, 2003 contained 365, 370, and 364 days, respectively.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our combined financial statements in conformity with accounting principles generally accepted in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see note 2 in our combined financial statements. These accounting policies have been discussed and reviewed with the representatives of Holdings’ and UCDP’s audit committees, which consist of representatives from both Vivendi Universal Entertainment and Blackstone.

Revenue recognition

Operating revenue primarily consists of sales related to theme park passes, merchandise and food and beverage. Revenue from theme park passes is recognized at the time passes are redeemed. For passes not redeemed, revenue is recorded based on our historical redemption patterns. Proceeds related to the sale of theme park or entertainment complex passes are exempt from unclaimed property reporting within the State of Florida. Revenue from theme park annual passes is recognized in equal installments over the life of the annual pass. Revenue from food and beverage and merchandise is recognized at the time of sale. In addition to unredeemed passes, we also defer revenue on admissions to CityWalk venues until redemption and on corporate sponsorships, which are recognized as revenue over the period of benefit.

Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as changes to our business model could result in an impairment of our property and equipment. In addition, it could also result in the actual useful lives differing from our estimates. We review our assumptions whenever a change in these circumstances occurs. We currently depreciate our rides using a 20-year useful life. Had we used a 15-year useful life, our annual depreciation expense as it relates to our rides would have increased by approximately $8.5 million. Conversely, a useful life for our rides of 25 years would have reduced our annual depreciation expense by $5.1 million.

If we determine that the carrying value of our property and equipment is not recoverable, we would record a property and equipment impairment adjustment. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our combined financial statements do not include any significant adjustments related to impairment. Additionally, although our 2005 and 2004 results do not include significant amounts of additional depreciation related to shortening the useful life of assets no longer to be used, 2003 includes $2.8 million of such expenses.

Provision for inventory

Inventory, which primarily includes spare parts for the theme park rides, food and beverage and merchandise, is recorded at the lower of cost or market. Cost is determined using the average cost method. We periodically make judgments regarding the realizable value of certain slow-moving and obsolete inventory. For spare parts, these judgments are based on the usage of the parts on specific rides. If we decide to close down a ride as part of developing a new ride, we specifically review spare parts related to the ride being closed for impairment. For merchandise, these judgments are based on the demand of our customers. When the realizable value is less than the average cost, we record an inventory provision.

In connection with the opening of Universal’s Islands of Adventure, we purchased large quantities of merchandise. Prior to 2004, we worked through a significant portion of this volume. Subsequent to our 2004 peak season, we reanalyzed our strategy related to our merchandise inventory. Although we believed we could have sold a majority of this merchandise, more profitable merchandise could utilize its shelf space. Accordingly, we changed our strategy, which included recording an additional provision for slow moving merchandise of $2.0 million during 2004. As a result, at December 31, 2004, we had a $1.8 million inventory provision including $1.7 million for slow-moving merchandise and $0.1 million for obsolete spare parts. At December 31, 2005, we had a $1.1 million inventory provision. This included $1.0 million for slow-moving merchandise and food and $0.1 million for obsolete spare parts. The reduction in our merchandise reserve from 2004 to 2005 of approximately $0.7 million relates primarily to our disposal efforts for this slow moving merchandise.

At December 27, 2003, our inventory provision was $2.5 million, which included $1.1 million for slow-moving merchandise and $1.4 million for obsolete spare parts. The provision for obsolete spare parts at December 27, 2003 was primarily recorded in 2001 and relates to rides at Universal Studios Florida that were closed so that we could develop and install new rides. During 2004, the spare parts related to these closed rides were disposed of, which reduced our obsolete spare parts provision by $1.3 million.

Litigation

We are currently involved in certain legal proceedings and other claims, including those discussed within Item 3. Legal Proceedings of this document. If we believe that costs from these matters are probable and the amount of the costs can be reasonably estimated, we will accrue the amount of the costs. Accordingly, we have accrued our estimate of the probable legal and settlement costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. As additional information becomes available, we will reassess any potential liability related to these matters and, if necessary, revise our estimates. See note 11 to our combined financial statements for more detailed information on litigation related exposure.

Recent accounting pronouncements

In December 2004, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although we adopted the provisions effective January 1, 2005 as permitted. As of December 31, 2005, SFAS 153 has not had a material impact on our financial position, results of operations or cash flows.

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

Results of operations

Overview

During 2005 our paid admissions decreased 11% compared to 2004. This was driven by softness in our outer-U.S. and Florida markets, which decreased 19% and 10%, respectively. In 2005, we experienced several challenges which adversely affected our attendance comparisons to 2004. First, we posted all-time attendance records in 2004 aided by our Revenge of the Mummysm attraction, which has been our highest rated attraction at Universal Studios Florida since its opening. Second, consumer sentiment eroded during the first half of the year and then dropped sharply in late summer as gas prices spiked to record highs. Third, the increased price of gas adversely affected travel to Orlando from our outer-U.S. and Florida markets. Finally, this summer Disney launched its 50th anniversary celebration supported by discounted long length of stay tickets, discounted onsite hotel packages, increases in advertising, and new product offerings.

Our international market grew by 2% during 2005 helping to offset the decreases in our domestic markets. Favorable foreign exchange rates, particularly in Europe, helped our international market as we saw 12% growth in our paid attendance from the United Kingdom, which represents approximately two-thirds of our international market.

Despite this attendance shortfall, our total operating revenues decreased by less than 2% largely due to an 8% increase in per capita spending stemming from a combination of new revenue generating programs and a price increase in December 2004. These results in conjunction with diligent management of our variable labor and operating expenses during non-peak times helped us increase EBITDA by $3.2 million, or 1%, compared to 2004. Due to the impact of our refinancing in December 2004, which included $450.0 million in incremental debt and lower interest rates on UCDP’s senior secured credit facility, interest expense increased by $23.1 million during 2005. As a result, net income decreased by $19.6 million. At December 31, 2005, we had $156.3 million in cash and unused revolving credit, consisting of $56.3 million in cash and $100.0 million available under our revolving credit facilities. Additionally, as of December 31, 2005, we carried $1,491.3 million in total debt.

2005 compared to 2004

The following table summarizes our results of operations during the years ended December 31, 2005 and December 31, 2004 (in thousands except per capita amounts):

	Year Ended		% Change Favorable/ (Unfavorable)
	December 2005	December 2004
Operational data:
Paid theme park admissions	10,772	12,110	(11.0)%
Turnstile theme park admissions	11,498	12,881	(10.7)%
Theme park pass revenue per paid admission	$40.48	$37.33	8.4%
Theme park food, beverage and merchandise revenue per turnstile admission	17.21	16.28	5.7%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$436,015	$452,113	(3.6)%
Theme park food and beverage	105,179	112,520	(6.5)%
Theme park merchandise	92,646	97,173	(4.7)%
Other	216,756	203,702	6.4%

Total operating revenues	850,596	865,508	(1.7)%
Costs and operating expenses:
Theme park operations	165,160	162,179	(1.8)%
Theme park selling, general and administrative	138,355	156,980	11.9%
Theme park cost of products sold	100,858	108,410	7.0%
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,084	55,179	3.8%
Depreciation and amortization	117,308	120,235	2.4%
Other	134,632	125,170	(7.6)%

Total costs and operating expenses	709,397	728,153	2.6%

Operating income	141,199	137,355	2.8%
Non-operating expenses	140,551	117,117	(20.0)%

Net income	$648	$20,238	(96.8)%

Paid Theme Park Admissions decreased primarily due to weakness in our domestic point of origin markets. Specifically, our outer-U.S. and Florida markets experienced decreased paid attendance of 19% and 10%, respectively, partially offset by 2% growth in our international market, as previously described in the Overview section. The modification of our year end combined with 2004 being a leap year provided 2004 with five additional business days. Both years were directly affected by hurricane related park closures with the parks being closed one and three days in 2005 and 2004, respectively.

Increased spending per guest was more than offset by the volume shortfall resulting in a 3.6% year to year reduction in Theme Park Pass Revenue. In Theme Park Food and Beverage and Theme Park Merchandise, growth in per capita spending and enhancements of new revenue streams more than offset the volume weakness resulting in a slight year to year improvement. Other Revenue increased by $13.1 million, or 6.4%, principally due to $5.4 million in incremental rental income related to the onsite resort hotels. We are entitled to receive additional ground rent from the onsite hotels upon their achievement of certain cash flow targets, and 2005 marked the first year that these targets were reached. Although we believe these targets will be met in the coming year, the amount of any additional rent is subject to variation as well as a cap. Furthermore, we can not assure you that the targets will be met in future periods. In addition to our additional hotel rental income, we also experienced $3.6 million in higher revenue related to the timing of pass holder redemptions; $2.4 million of increased revenue from our travel company, Universal Parks & Resorts Vacations; and $2.1 million in additional revenue from our corporate sponsorships.

Theme Park Operations increased by $3.0 million, which was largely due to $2.0 million in incremental entertainment costs and $1.5 million in increased utility expenses. The entertainment costs arose from our new attraction, Fear Factor Live, which opened in May 2005 and the expansion of our Mardi Gras event from 7 to 13 nights. Utility costs also increased as oil and gas prices reached record highs during the summer of 2005. Our ability to reduce variable park operation labor costs helped offset these costs. The decrease in Theme Park Selling, General and Administrative was primarily due to $13.0 million in lower expenses related to our long-term incentive and bonus plans; $3.5 million in lower insurance premiums; and $1.9 million from decreased marketing costs. For a more detailed description of our bonus plans, please refer to Item 11. Executive Compensation. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold decreased slightly from 51.7%

during 2004 to 51.0% during 2005, due to recording an additional provision for merchandise inventory of $2.0 million in 2004. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2004 and 2005. Other Costs and Operating Expenses increased by $9.5 million, or 8%, which was principally due to $3.2 million of costs incurred to support revenue growth at Universal Parks & Resorts Vacations; $2.3 million in expenses to upgrade our environmental, health and safety procedures; $2.3 million in reorganization costs; and $1.3 million in increased credit card fees stemming from increased usage of our in-house online ticket store. These items were offset partially by the absence of $1.3 million in refinancing costs that were expensed in December 2004 as the result of the refinancing of UCDP’s senior secured credit facility. The increase in our non-operating expenses was primarily caused by interest expense, which increased from $118.7 million to $141.8 million, or $23.1 million, as a result of our note issuance in December 2004. Additionally, we incurred $3.6 million of unfavorability related to changes in the fair market value of our interest rate swaps.

2004 compared to 2003

The following table summarizes our results of operations during the years ended December 31, 2004 and December 27, 2003 (in thousands except per capita amounts):

	Year Ended		% Change Favorable/ (Unfavorable)
	December 2004	December 2003
Operational data:
Paid theme park admissions	12,110	10,598	14.3%
Turnstile theme park admissions	12,881	11,502	12.0%
Theme park pass revenue per paid admission	$37.33	$35.70	4.6%
Theme park food, beverage and merchandise revenue per turnstile admission	16.28	15.47	5.2%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$452,113	$378,351	19.5%
Theme park food and beverage	112,520	96,382	16.7%
Theme park merchandise	97,173	81,553	19.2%
Other	203,702	173,022	17.7%

Total operating revenues	865,508	729,308	18.7%
Costs and operating expenses:
Theme park operations	162,179	152,185	(6.6)%
Theme park selling, general and administrative	156,980	127,025	(23.6)%
Theme park cost of products sold	108,410	93,001	(16.6)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	55,179	46,159	(19.5)%
Depreciation and amortization	120,235	131,826	8.8%
Other	125,170	108,191	(15.7)%

Total costs and operating expenses	728,153	658,387	(10.6)%

Operating income	137,355	70,921	93.7%
Non-operating expenses	117,117	123,205	4.9%

Net income (loss)	$20,238	$(52,284)	138.7%

Paid Theme Park Admissions increased in 2004 due to an overall improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the MummySM, which opened in 2004, and Jimmy Neutron’s Nicktoon Blast™ and Shrek 4-D™, which both opened during the first half of 2003. This growth includes five extra days due to the modification of our year end. However, our admissions growth was achieved in spite of several hurricanes hitting Central Florida during August and September of 2004, which required us to close our parks for three days. All our point of origin markets continue to show improvement versus 2003, including growth of 26%, 11%, and 9%, respectively, in our international, outer United States, and Florida markets.

Theme Park Pass Revenue was favorable by $73.8 million due to higher theme park paid admissions and selective increases in theme park pass prices. The net impact of these two items was an increase of $1.63 per paid guest. Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue were also favorable. Theme Park Food and Beverage and Theme Park Merchandise increased by $16.1 million and $15.6 million, respectively, due to higher theme park admissions and guest per capita spending of $0.81 per turnstile admission. In addition, Other Revenue contained $10.5 million in additional revenue from our CityWalk venues (including UCRP); $6.8 million in additional revenue related to passes that allow guests value-added access to our rides; $7.3 million in additional revenue from Universal Parks & Resorts Vacations; $4.6 million in incremental special event business; $2.5 million in additional revenue related to the timing of pass holder redemptions; and $1.8 million from additional parking revenue, which all more than offset $2.8 million in lower revenues from our corporate sponsorships. We estimate that the five additional days in 2004 provided us with approximately $20.0 million in additional revenue, while the hurricanes resulted in approximately $20.0 million in estimated lost revenues.

Our favorable results from paid admissions also directly affected some of our expenses. Theme Park Operations increased, which was largely due to $4.6 million related to both an increase in admissions and training our personnel and operating our new rides. The increase in Theme Park Selling, General and Administrative was primarily due to $14.7 million in additional accruals related to our long-term incentive and bonus plans; $9.8 million related to additional marketing; and $3.5 million in direct costs related to the hurricanes. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold decreased slightly from 52.3% during 2003 to 51.7% during 2004, in spite of recording an additional provision for merchandise inventory of $2.0 million. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2004. Other Costs and Operating Expenses increased, which was principally due to $6.3 million related to revenue growth at our CityWalk venues (including UCRP); $5.7 million related to revenue growth from Universal Parks & Resorts Vacations; and $1.8 million related to increased revenue from special events. Other Expenses were favorable primarily due to changes in the fair market value of our interest rate swaps, reductions in our interest expense due to prepayments on our long-term debt and gains from the sale of undeveloped land.

Liquidity, capital resources and financial position

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2006 and in future years. In addition to the cash flow generated from our operations, our available cash and UCDP’s unused revolving credit facilities also provide liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, and working capital.

Our current business structure is heavily leveraged, and as of December 31, 2005, our total debt was $1,491.3 million. This primarily included $544.5 million outstanding under UCDP’s senior secured credit agreement, $496.5 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $3.5 million), and $450.0 million outstanding under the May 2010 senior unsecured notes. At December 31, 2004, our total debt was $1,495.6 million, which included $550.0 million outstanding under UCDP’s senior secured credit agreement, $495.6 million outstanding under April 2010 senior unsecured notes ($500.0 million, net of a remaining discount of $4.4 million) and $450.0 million outstanding under the May 2010 senior unsecured notes. Both issuances of notes are due in 2010, while UCDP’s senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. UCDP’s senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating remained consistent throughout 2005, we can not be assured that future changes in our ratings will not occur.

Additionally, UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. The Consulting Agreement has no expiration date, and starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. This event could impact our liquidity as discussed in Item 1A. Risk Factors. For further information on the Consulting Agreement please refer to Item 13. Certain relationships and related party transactions—Consultant agreement.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under UCDP’s amended and restated senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and to continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

As a significant portion of our debt is subject to variable rates, we have entered into interest rate swap agreements to help reduce our interest rate risk. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of these agreements and our strategy to manage our interest rate risk. The following table summarizes key aspects in our financial position and liquidity as of December 31, 2005 and December 31, 2004:

	As of
	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Cash and cash equivalents	$56,259	$34,928

Unused portion of revolving credit facility	100,000	100,000

Current portion of long-term borrowings and capital leases	6,565	6,323

Current portion of special fees	7,811	17,876

Total long-term obligations (1)	1,485,929	1,517,702

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease obligations and long-term deferred special fees.

Our management assesses operational performance using EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe the UCDP senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in the UCDP senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other combined income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA for each of the last three fiscal years (in thousands):

	Fiscal year ended
	December 31, 2005	December 31, 2004	December 27, 2003
Net cash and cash equivalents provided by operating activities	$75,498	$116,400	$142,748
Adjustments:
Interest expense	141,766	118,707	119,027
Interest income	(2,022)	(1,080)	(831)
Amortization of deferred finance costs	(7,652)	(7,121)	(6,840)
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	26,642	60,796	(35,534)
Gain on non-monetary asset acquisition	—	812	—
Gain (loss) on sale of property and equipment	2,180	1,007	(1,285)
Loss from joint ventures	(178)	(1,161)	(481)
Accretion of bond and note payable discounts	(844)	(832)	(625)
Minority interest in net earnings of UCRP	(2,418)	(2,537)	(2,008)
Change in working capital accounts	25,119	(30,092)	(15,198)

EBITDA	$258,091	$254,899	$198,973

Financing transactions

On December 9, 2004, we refinanced UCDP’s senior secured credit facility with JPMorgan Chase (the “2004 Amendment”) resulting in amended and restated senior secured credit facilities consisting of a $550.0 million term loan (the “senior secured credit facility”) and a $100.0 million revolving credit facility. In addition we may borrow up to $200.0 million of incremental term loans from time to time. Part of the proceeds was used to refinance our existing term loan of approximately $507.4 million. Our refinanced loan now requires quarterly principal installments of 0.25% with $517.0 million due in 2011 (due in 2009 or 2010 if the April 2010 notes or the May 2010 notes are not repaid or refinanced as discussed previously). The borrowings under UCDP’s senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR. As a result of the refinancing of UCDP’s senior secured credit facility, the margin was adjusted from approximately 4.0% to 2.0% with respect to the LIBOR borrowings. Funds borrowed on the revolving credit facility accrue interest at an incremental 0.25% compared to borrowings on the senior secured credit facility. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under UCDP’s revolving credit facility. Additionally, certain covenants were modified, and we were able to reduce the interest rate by approximately 2%. Total fees and expenses associated with the 2004 Amendment were approximately $11.0 million.

Also on December 9, 2004, Holdings and Finance issued $450.0 million in notes. Of this total, $150.0 million bears interest at 8.375%, while the remaining $300.0 million bears interest at the London Interbank Offer Rate (“LIBOR”) plus 4.75%. All of the notes mature in May 2010. The proceeds from the notes were used to pay distributions to our Partners of $450.0 million. Total fees and expenses associated with the note offering were approximately $13.4 million.

On March 28, 2003, UCDP issued $500.0 million in notes (which were issued at a discount of $5.8 million and are due in April 2010) and amended UCDP’s senior secured credit agreement with JP Morgan Chase Bank and the other banks party thereto. The amendment to UCDP’s senior secured credit agreement required that a portion of the proceeds from the offering of the notes be used to prepay $372.8 million of outstanding indebtedness under UCDP’s senior secured credit agreement. In connection with the amendment, the debt amortization schedule until December 31, 2004 was eliminated, certain covenants were modified, and an additional $50.0 million revolving credit facility was made available by several of the banks that are parties to UCDP’s senior secured credit agreement. Further, a portion of the proceeds from the offering of the notes was used to repay and cancel our $50.0 million revolving credit facilities with Wachovia Bank and Fleet National Bank and to increase our cash by $50.0 million.

Cash flow summary

The following table summarizes key aspects of our cash flows for each of the last three fiscal years:

	Fiscal year ended
	December 31, 2005	December 31, 2004	December 27, 2003
	(Dollars in thousands)
Net cash and cash equivalents provided by operating activities	$75,498	$116,400	$142,748
Net cash and cash equivalents used in investing activities	23,841	35,494	12,976
Capital expenditures	30,441	40,195	53,471
Net cash and cash equivalents used in financing activities	30,326	159,956	29,200

The decrease in cash flow from operations from 2004 to 2005, which totaled $40.9 million, or 35%, resulted from $19.6 million in lower net income; $18.0 million in incremental payments related to our 2004 bonus plans; and $12.3 million in higher interest payments largely attributable to the May 2010 notes issued in December 2004. These items were partially offset by reduced payments of special fees to Vivendi Universal Entertainment of $12.1 million.

The decrease from 2003 to 2004, which totaled $26.3 million, or 18%, was due to $85.6 million of incremental payments on the deferred special fee payable; $11.6 million of lower depreciation; $9.6 million in incremental payments related to a legal settlement; and other working capital items. These items were partially offset by the increase in our net income of $72.5 million during 2004.

Cash flows used in investing activities for 2005 and 2004 consisted primarily of capital expenditures partially offset by total proceeds from land sales and capital claims settlements of $6.1 million and $4.1 million, respectively. During 2003, the total consisted of $53.5 million in capital expenditures, offset by $15.5 million from the settlement of capital claims, $13.0 million in proceeds from the sale of property and equipment, and $10.9 million of proceeds related to capital reimbursements. The cash inflows for 2003 primarily included $10.9 million in cost-sharing reimbursement proceeds, which was recorded as a reduction to our property and equipment, from Universal Studios Japan related to the design and technology of The Amazing Adventures of Spider-Man® ride; $12.5 million in proceeds related to selling 81 acres of undeveloped land; and $14.5 million in proceeds related to a 2002 capital claims settlement.

Much of our capital expenditures are spent in support of building new attractions. These costs can vary from one year to the next. While we intend to spend approximately $50.0 million to $60.0 million per year on capital expenditures, some years may be above or below that range depending on the timing of the construction cycles. Due to project timing, we spent $30.4 million on capital expenditures during 2005, thus we estimate our capital expenditures to be approximately $65.0 million during 2006.

During 2005 the primary components of our financing outflows were $20.0 million in Partner distributions and $5.5 million in payments on UCDP’s senior secured credit facility. During 2004 the primary components of the financing outflow were $455.0 million in Partner distributions; $173.2 million of prepayments on UCDP’s senior secured credit agreement; and $22.6 million of debt financing costs. These items were partially offset by $450.0 million in proceeds from the notes and $42.6 million in net proceeds from UCDP’s senior secured credit agreement amendment.

During 2003, net cash used in financing activities principally related to $488.7 million in debt payments primarily on UCDP’s senior secured credit agreement; $22.1 million in payments related to deferred finance costs; and $10.0 million in Partner distributions. These items were offset partially by the proceeds from the offering of the April 2010 notes.

Special fee requirements

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2005, 2004 and 2003, the special fee payable was $35.3 million, $36.6 million, and $30.6 million, respectively. For 2005, 2004 and 2003, the interest incurred on the deferred special fee payable to Vivendi Universal Entertainment was $1.6 million, $6.1 million, and $4.9 million, respectively. The decrease in the interest from 2004 to 2005 resulted from our payment of all previously deferred amounts during 2005.

Historically under the terms of UCDP’s senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met as of our quarter end throughout 2004 and 2005 thus allowing the special fee to be paid. Under the terms of UCDP’s partnership agreement, fees related to revenue derived from operations of Universal’s Islands of Adventure were deferred since its opening in 1999 until equity distributions to Blackstone, from operating profits generated from Universal’s Islands of Adventure, total an amount equal to $234.7 million. As a result of distributions made in December 2004 to Blackstone by Holdings, Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees has been satisfied. Accordingly, going forward, the special fee payable related to Universal’s Islands of Adventure is able to be paid when leverage ratios are met.

Subsequent to the 2004 Amendment, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. As of each quarter end, we have been in compliance with this ratio. Accordingly, during 2005 and 2004, we paid total fees of $73.6 million and $85.6 million, respectively, to Vivendi Universal Entertainment. At December 31, 2005 and December 31, 2004, the current portion of our combined balance sheet included $7.8 million and $17.9 million, respectively, related to the special fees payable to Vivendi Universal Entertainment. At December 31, 2004, we had long-term deferred special fees payable to Vivendi Universal Entertainment of $26.6 million. This balance was paid in full during 2005.

We used $70.0 million of our proceeds from the issuance of the May 2010 notes to purchase from Vivendi Universal Entertainment its right to receive from UCDP the most recently accrued $70.0 million of deferred special fees relating to

Universal’s Islands of Adventure. As our financial statements consolidate UCDP, this receivable has been eliminated. In addition, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes.

Covenant stipulations

UCDP’s senior secured credit agreement, the April 2010 senior unsecured notes and the May 2010 senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the amended and restated senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We were in compliance with all financial covenants as of December 31, 2005 and December 31, 2004.

Contractual obligations

The following table reflects our estimated contractual obligations as of December 31, 2005:

	Total	Payments due by fiscal period
		2006	2007 to 2008	2009 to 2010	2011 and Beyond
	(Dollars in millions)
Contractual obligations:
Long-term borrowings(1)	$1,494.9	$5.8	$11.1	$961.0	$517.0	(2)
Interest payments on long-term borrowings	677.9	146.5	293.6	221.6	16.2
Capital lease obligations	1.3	0.8	0.5	—	—
Operating lease obligations	15.8	3.1	5.5	4.1	3.1
Purchase obligations	38.9	20.6	8.7	9.6	—
Special fee payable to Vivendi Universal Entertainment	7.8	7.8	—	—	—
Other long-term liabilities	7.0	—	—	—	7.0

Total contractual obligations	$2,243.6	$184.6	$319.4	$1,196.3	$543.3

(1)	Amounts exclude discounts and therefore represent gross maturities.
(2)	This amount is comprised of the remaining principal due on UCDP’s senior secured credit agreement after our fiscal 2010. UCDP’s senior secured credit agreement is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

Forward Looking Statements

This report contains “forward looking statements.” Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Summary,” “Management’s discussion and analysis of financial condition and results of operations,” “Industry overview” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may” and variations of such words or similar expressions are intended to identify forward looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward looking statements we make in this report including:

•	the risks and uncertainties relating to a general economic downturn;

•	the dependence of our business on air travel;

•	the risks inherent in deriving substantially all of our revenues from one location;

•	the loss of key distribution channels for pass sales;

•	competition within the Orlando theme park market;

•	publicity associated with accidents occurring at theme parks;

•	the loss of material intellectual property rights used in our business;

•	the seasonality of our business;

•	the substantial indebtedness of us and of our subsidiaries;

•	our dependence on Universal Studios, Inc. and its affiliates;

•	the additional risks set forth in this report, including under the heading “Item 1A. Risk Factors.”

There may be other factors that may cause our actual results to differ materially from the forward looking statements.

All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. As a result, we have $584.1 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $5.84 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

We are party to a total of eight interest rate swap agreements as depicted in the tables below. Changes in the fair value of interest rate swaps that qualify for hedge accounting treatment as cash flow hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, are deemed effective and recorded in accumulated other comprehensive income (loss) in the statements of changes in partners’ equity (“OCI”). Conversely, changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are deemed ineffective and recorded in the statements of operations. We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes. The following table summarizes key aspects of our interest rate swaps:

	Contract date	Effective date	Expiration date	Interest rate	Accounting treatment	Terms
Swap #1	March 13, 1996	April 15, 1996	January 17, 2006	6.77%	Operating statement(1)	Fixed
Swap #2	March 13, 1996	April 15, 1996	January 17, 2006	6.74%	Operating statement(1)	Fixed
Swap #3	March 13, 1996	April 15, 1996	January 17, 2006	6.81%	Operating statement(1)	Fixed
Swap #4	March 13, 1996	April 15, 1996	January 17, 2006	6.76%	Operating statement(1)	Fixed
Swap #5	November 18, 2002	January 15, 2004	January 15, 2006	3.63%	Operating statement	Fixed
Swap #6	December 2, 2003	December 4, 2003	April 2, 2007	(2)	Operating statement	(2)
Swap #7	April 1, 2005	February 20, 2006	November 20, 2009	4.77%	OCI	Fixed
Swap #8	April 15, 2005	January 15, 2006	October 15, 2009	4.41%	OCI	Fixed

The following table summarizes the impact of our interest rate swaps on our financial position as of December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005		December 31, 2004
	Notional value	Fair value asset/(liability)	Notional value	Fair value asset/(liability)
Swap #1	$27,600	$(30)	$43,000	$(1,300)
Swap #2	27,600	(30)	43,000	(1,303)
Swap #3	27,600	(30)	43,000	(1,321)
Swap #4	27,600	(28)	43,000	(1,311)
Swap #5	150,000	35	150,000	930
Swap #6	150,000	(638)	150,000	(1,426)
Swap #7	200,000	10	—	—
Swap #8	300,000	2,459	—	—

Total, net	$910,400	$1,748	$472,000	$(5,731)

The following table summarizes the changes in fair value of our interest rate swaps during the years ended December 31, 2005, December 31, 2004 and December 27, 2003 (in thousands):

	December 31, 2005		December 31, 2004		December 27, 2003
	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)
Swap #1 (1)	$1,270	$—	$181	$2,622	$—	$5,653
Swap #2 (1)	1,273	—	181	2,632	—	5,672
Swap #3 (1)	1,291	—	181	2,643	—	5,786
Swap #4 (1)	1,283	—	181	2,625	—	5,722
Swap #5	(895)	—	5,414	—	(2,406)	—
Swap #6	788	—	(2,598)	—	1,171	—
Swap #7	—	10	—	—	—	—
Swap #8	—	2,459	—	—	—	—
Ineffective amortization(1)	(5,401)	5,401	(339)	339	—	—

Total	$(391)	$7,870	$3,201	$10,861	$(1,235)	$22,833

(1)	Swaps #1 through #4 became ineffective as the result of our refinancing in December 2004. During the years ended December 31, 2005 and December 31, 2004, respectively, $5.4 million and $0.3 million, was amortized using the straight-line method over the remaining useful lives of these interest rate swaps from accumulated other comprehensive income (loss) in the statement of changes in partners’ equity to change in the fair value of interest rate swaps in the combined statement of operations.

(2)	This swap provides that UCDP receive an interest rate of 11.75% (computed on a bond basis) in exchange for payment of six month LIBOR, plus 8.01% subject to a LIBOR interest rate collar between 3.58% and 5.25% with a floor knockout if LIBOR falls below 1.15%.

Item 8. Financial Statements and Supplementary Data

The following combined financial statements, and the related notes thereto, of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II. and subsidiaries and the Report of the Independent Registered Certified Public Accounting Firm are filed as a part of this report.

Report of Independent Registered Certified Public Accounting Firm

The Partners

Universal City Florida Holding Company I

and

Universal City Florida Holding Company II

We have audited the accompanying combined balance sheets of Universal City Florida Holding Company I and Universal City Florida Holding Company II (collectively referred to as UCHC) as of December 31, 2005 and 2004, and the related combined statements of operations, changes in partners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. These financial statements are the responsibility of UCHC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of UCHC’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of UCHC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Universal City Florida Holding Company I and Universal City Florida Holding Company II at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, Florida

February 10, 2006, except for paragraphs 4 and 9 of Note 11

as to which the date is March 28, 2006

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$56,259	$34,928
Accounts receivable, net	24,554	18,991
Receivables from related parties	4,649	6,890
Inventories, net	41,503	40,743
Prepaid assets	6,223	4,810

Total current assets	133,188	106,362

Property and equipment, at cost:
Land and land improvements	490,721	489,853
Buildings and building improvements	1,372,316	1,367,527
Equipment, fixtures and furniture	1,076,123	1,050,482
Construction in process	14,786	21,026

Total property and equipment, at cost	2,953,946	2,928,888
Less accumulated depreciation	(1,167,522)	(1,053,737)

Property and equipment, net	1,786,424	1,875,151

Other assets:
Interest rate swap assets, at fair market value	1,836	—
Investments in joint ventures	7,972	8,679
Intangible assets, net of accumulated amortization of $9,659 and $8,193, respectively, in 2005 and 2004	14,729	16,195
Deferred finance costs, net of accumulated amortization of $40,485 and $32,833, respectively, in 2005 and 2004	35,757	42,987
Other assets	6,929	8,846

Total other assets	67,223	76,707

Total assets	$1,986,835	$2,058,220

	December 31, 2005	December 31, 2004
	(In thousands)
Liabilities and partners’ equity
Current liabilities:
Accounts payable and accrued liabilities	$95,337	$112,964
Unearned revenue	39,482	34,988
Due to Vivendi Universal Entertainment	9,510	18,093
Current portion of capital lease obligations	765	823
Current portion of long-term borrowings	5,800	5,500

Total current liabilities	150,894	172,368

Long-term liabilities:
Long-term borrowings, net of current portion	1,485,513	1,490,128
Deferred special fee payable to Vivendi Universal Entertainment	—	26,642
Capital lease obligations, net of current portion	416	932
Interest rate swap liabilities, at fair market value	88	5,731
Minority interest in equity of UCRP	8,491	9,679
Other	6,973	6,798

Total long-term liabilities	1,501,481	1,539,910
Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	166,106	175,782
Blackstone	166,106	175,782
Accumulated other comprehensive income (loss)	2,248	(5,622)

Total partners’ equity	334,460	345,942

Total liabilities and partners’ equity	$1,986,835	$2,058,220

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2005	December 31, 2004	December 27, 2003
	(In thousands)
Operating revenues:
Theme park passes	$436,015	$452,113	$378,351
Theme park food and beverage	105,179	112,520	96,382
Theme park merchandise	92,646	97,173	81,553
Other	216,756	203,702	173,022

Total operating revenues	850,596	865,508	729,308

Costs and operating expenses:
Theme park operations	165,160	162,179	152,185
Theme park selling, general and administrative	138,355	156,980	127,025
Theme park cost of products sold	100,858	108,410	93,001
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,084	55,179	46,159
Depreciation and amortization	117,308	120,235	131,826
Other	134,632	125,170	108,191

Total costs and operating expenses	709,397	728,153	658,387

Operating income	141,199	137,355	70,921

Other (expense) income:
Interest expense	(141,766)	(118,707)	(119,027)
Interest income	2,022	1,080	831
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	(391)	3,201	(1,235)
Loss from joint ventures	(178)	(1,161)	(481)
Gain (loss) from sale of property and equipment	2,180	1,007	(1,285)
Minority interest in net earnings of UCRP	(2,418)	(2,537)	(2,008)

Total other expense	(140,551)	(117,117)	(123,205)

Net income (loss)	$648	$20,238	$(52,284)

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive (Loss) Income	Total Partners’ Equity	Comprehensive (Loss) Income
	(In thousands)
Balance at December 28, 2002	$399,305	$399,305	$(39,316)	$759,294	$—
Change in fair value of interest rate swaps designated as hedges	—	—	22,833	22,833	22,833
Partner distributions	(5,000)	(5,000)	—	(10,000)	—
Net loss	(26,142)	(26,142)	—	(52,284)	(52,284)

Balance at December 27, 2003	368,163	368,163	(16,483)	719,843	(29,451)

Change in fair value of interest rate swaps designated as hedges	—	—	10,522	10,522	10,522
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	339	339	339
Forgiveness of deferred special fees (see Note 9)	25,000	25,000	—	50,000	—
Partner distributions	(227,500)	(227,500)	—	(455,000)	—
Net income	10,119	10,119	—	20,238	20,238

Balance at December 31, 2004	175,782	175,782	(5,622)	345,942	31,099

Change in fair value of interest rate swaps designated as hedges	—	—	2,469	2,469	2,469
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	5,401	5,401	5,401
Partner distributions	(10,000)	(10,000)	—	(20,000)	—
Net income	324	324	—	648	648

Balance at December 31, 2005	$166,106	$166,106	$2,248	$334,460	$8,518

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2005	December 31, 2004	December 27, 2003
	(In thousands)
Cash flows from operating activities
Net income (loss)	$648	$20,238	$(52,284)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	115,842	118,786	130,380
Amortization of intangible assets	1,466	1,449	1,446
Amortization of deferred finance costs	7,652	7,121	6,840
Accretion of bond and notes payable discounts	844	832	625
(Gain) loss from sale of property and equipment	(2,180)	(1,007)	1,285
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	391	(3,201)	1,235
Loss from joint ventures	178	1,161	481
Gain from non-monetary asset acquisition	—	(812)	—
Minority interest in net earnings of UCRP	2,418	2,537	2,008
Changes in operating assets and liabilities:
Accounts receivable, net	(5,563)	(3,393)	(1,601)
Receivables from related parties	2,241	(859)	2,459
Inventories, net	(760)	1,204	(427)
Prepaid assets	(1,413)	5,313	(1,892)
Other assets	1,917	(633)	(1,776)
Accounts payable and accrued liabilities	(17,627)	3,945	18,943
Unearned revenue	4,494	6,474	6,360
Due to Vivendi Universal Entertainment	(8,583)	16,889	(8,331)
Deferred special fees payable to Vivendi Universal Entertainment	(26,642)	(60,796)	35,534
Other long-term liabilities	175	1,152	1,463

Net cash and cash equivalents provided by operating activities	75,498	116,400	142,748

Cash flows from investing activities
Property and equipment acquisitions	(30,441)	(40,195)	(53,471)
Proceeds related to the settlement of capital claims	2,500	400	15,461
Proceeds related to the sale of property and equipment	3,571	3,742	12,961
Proceeds related to capital reimbursement	—	—	10,926
Distributions from joint ventures, net	529	559	1,147

Net cash and cash equivalents used in investing activities	$(23,841)	$(35,494)	$(12,976)

	Year Ended
	December 31, 2005	December 31, 2004	December 27, 2003
	(In thousands)
Cash flows from financing activities
Payments of Partner distributions	$(20,000)	$(455,000)	$(10,000)
Distributions of minority interest in equity of UCRP	(3,606)	(2,401)	(2,551)
Proceeds from bond offering	—	450,000	494,170
Proceeds from long-term borrowings	—	550,000	—
Payments on long-term borrowings, capital lease obligations, net	(6,298)	(679,933)	(488,719)
Payments for finance costs	(422)	(22,622)	(22,100)

Net cash and cash equivalents used in financing activities	(30,326)	(159,956)	(29,200)

Net increase (decrease) in cash and cash equivalents	21,331	(79,050)	100,572
Cash and cash equivalents at beginning of 2003 from UCRP	—	—	1,141
Cash and cash equivalents at beginning of period	34,928	113,978	12,265

Cash and cash equivalents at end of period	$56,259	$34,928	$113,978

Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$124,557	$112,264	$96,199

Supplemental disclosures of noncash information
Property and equipment acquired through capital leases	—	1,713	—
Decrease in interest rate swap liability	(5,643)	(14,062)	(21,598)
Increase in interest rate swap asset	1,836	—	—
Notes payable issued for property and equipment	565	—	—
Property and equipment acquired in non-monetary asset acquisition	—	2,990	—
Disposal of fully depreciated assets	2,057	1,898	87,142
Forgiveness of deferred special fees (see Note 9)	—	50,000	—
Net assets of UCRP at beginning of 2003 (see Note 2)	—	—	20,172

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS

1. Nature of Business

Ownership

Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”) are general partnerships organized in Florida. Through a holding partnership and a limited liability company, the ultimate owners (the “Partners”), each having a 50% interest in us, are Universal City Property Management II LLC (“Universal CPM”), a subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), which in turn is a subsidiary of NBC Universal, Inc. (“NBCU”), and Blackstone Capital Partners (“Blackstone”). Both Partners share in profits and losses, contributions and distributions in Holding I and Holding II in accordance with their respective ownership percentages. Subject to certain exceptions, neither Blackstone nor Universal CPM may transfer or sell their respective partnership interests, sell, pledge or encumber significant assets, issue securities or admit any additional partner or change the primary business without the consent of the other Partner.

Holding I and Holding II (collectively “Holdings”) are required to distribute to the Partners all of their available cash, as defined, within 30 days after the end of each fiscal semi-annual period and amounts equal to the partners’ combined federal, state, local and foreign income taxes on their share of the partnership’s income. The senior secured credit agreement (the “senior secured credit facility”) and the senior unsecured notes (the “April 2010 notes”) of Universal City Development Partners, Ltd. (“UCDP”), a wholly owned subsidiary of Holdings, restrict UCDP from making any distributions to Holding I and Holding II unless certain financial ratios are satisfied.

Prior to May 11, 2004, Vivendi Universal Entertainment was owned by Vivendi Universal, S.A. (“Vivendi”). On May 11, 2004, General Electric Company (“GE”), National Broadcasting Company Holding, Inc., National Broadcasting Company, Inc. (“NBC”), Vivendi, and Universal Studios Holding III Corp., concluded a transaction pursuant to which GE and Vivendi combined the respective businesses of NBC, Universal Studios, Inc. (“USI”), Universal Pictures International Holdings B.V., and Universal Pictures International Holdings 2 B.V. and their respective subsidiaries (the “NBC Universal Transaction”). In connection with the NBC Universal Transaction, NBC changed its corporate name to NBCU. GE owns 80% of NBCU, and Vivendi controls the remaining 20%. After this transaction, NBCU indirectly owned approximately 94.5% of Vivendi Universal Entertainment which indirectly owns a 50% interest in UCDP (through Holdings). Vivendi Universal Entertainment is a non-wholly owned subsidiary of USI and certain of its affiliates which are in turn indirect wholly owned subsidiaries of NBCU. The 50% ownership interest in UCDP held by Blackstone was not affected by the NBC Universal Transaction.

During June 2005, NBCU purchased the 5.5% minority interest in Vivendi Universal Entertainment. As a result of the transaction, Vivendi Universal Entertainment is now wholly owned by NBCU.

Operations

Holdings, through UCDP, owns and operates two themed attractions, Universal’s Islands of Adventure (“IOA”) and Universal Studios Florida (“USF”); an entertainment complex, Universal CityWalk Orlando (“CityWalk”); sound stages; and movie and television production facilities all located in Orlando, Florida.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying combined financial statements include the consolidated amounts of Holding I and Holding II and all of their subsidiaries, UCFH I Finance, Inc., UCFH II Finance, Inc., UCDP, Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”), UCDP Finance, Inc., and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, “UCHC”). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCDP has a 99% ownership interest in UPRV. The 1% limited partnership is owned by Holding II, a related party. Management has excluded the minority interest based on it being insignificant to the accompanying combined financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 46, Consolidation of

Variable Interest Entities (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. Through UCDP, Holdings owns a 50% interest in UCRP, which prior to 2003 was accounted for under the equity method. UCRP operates a restaurant in CityWalk. Both joint venture partners share in profits and losses, contributions and distributions of the joint venture in accordance with their ownership percentage. The capital contributions necessary for the construction of UCRP were funded entirely by UCDP. The other joint venture partner received a 50% interest in the joint venture in exchange for the trademark name. Therefore, based on FIN 46, UCHC determined that UCRP is a variable interest entity. Accordingly, the combined financial statements of UCHC include the results of UCRP for 2003 and all subsequent periods. Total assets of UCRP at December 31, 2005 and December 31, 2004 were approximately $18,270,000 and $21,644,000, respectively. Total revenues of UCRP during the years ended December 31, 2005, December 31, 2004 and December 27, 2003 were approximately $26,905,000, $27,374,000 and $24,056,000, respectively, and were included in other operating revenues in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of UCHC to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Period End

Prior to 2004, UCHC’s year-end was the last Saturday of the year. In connection with the NBC Universal Transaction, UCHC changed the date of its year-end to December 31. As a result, the years ended December 31, 2005, December 31, 2004, and December 27, 2003 contained 365, 370, and 364 days, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

UCHC carries its accounts receivables at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivables and providing appropriate allowances when collectability becomes in doubt. In addition, UCHC provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $1,669,000, $1,252,000, $891,000, and $2,694,000, respectively, at December 31, 2005, December 31, 2004, December 27, 2003, and December 28, 2002. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC recorded an additional allowance for outstanding receivables of approximately $1,040,000, $740,000, and $340,000. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC recorded a reduction to the allowance for outstanding receivables of approximately $623,000, $379,000, and $2,143,000.

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost is determined using the average cost method. UCHC records a provision for the value of inventory, which has been deemed to have a realizable value that is less than the average cost. UCHC’s inventories are comprised of the following components (in thousands):

	December 31, 2005	December 31, 2004
Merchandise	$11,640	$13,384
Food and beverage	3,541	3,644
Operating supplies and maintenance parts	27,384	25,565
Less: reserves	(1,062)	(1,850)

Total	$41,503	$40,743

The reserve for merchandise and food amounted to approximately $1,005,000, $1,722,000, $1,137,000, and $1,651,000, respectively, at December 31, 2005, December 31, 2004, December 27, 2003, and December 28, 2002. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC recorded an additional merchandise and food reserve of approximately $1,518,000, $3,796,000, and $1,304,000. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC used approximately $2,235,000, $3,211,000, and $1,818,000, of the merchandise and food reserve.

The reserve for spare parts amounted to approximately $57,000, $128,000, $1,412,000, and $1,181,000, respectively, at December 31, 2005, December 31, 2004, December 27, 2003, and December 28, 2002. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC recorded an additional spare parts reserve provision of approximately $126,000, $417,000, and $231,000. During the years ended December 31, 2005 and December 31, 2004, respectively, $197,000 and $1,701,000 was recorded as a reduction to the spare parts reserve. During the year ended December 27, 2003, no amount was recorded as a reduction to the spare parts reserve.

Investments in Joint Ventures

In conjunction with the construction and operation of CityWalk, UCDP has joint venture relationships in which it shared in construction costs and the profits and losses, as defined in each separate agreement. In addition to UCRP, UCDP has an equity interest in NASCAR Cafe/Orlando Joint Venture and Universal/Cineplex Odeon Joint Venture (“Cineplex Odeon”), respectively, of 25% and 50%. UCDP’s interest in each of these joint ventures is accounted for under the equity method of accounting for investments in the accompanying financial statements. The investment in joint ventures is recorded as UCHC’s share of construction costs, adjusted for profits and losses, distributions and contributions for each joint venture.

Historically, UCDP had a 20% equity interest in Motown Café Orlando, L.P., LLLP (“Motown”), a restaurant located in CityWalk. On December 31, 2004, Motown was dissolved. In connection with this transaction, UCDP terminated the lease with Motown, wrote off its remaining investment in Motown of $82,000 and forgave outstanding receivables due from Motown of approximately $2,096,000. In return, ownership to the leasehold improvements was transferred from Motown to UCDP. During the year ended December 31, 2004, the leasehold improvements were recorded at the fair value of approximately $2,990,000. The net impact of these items of approximately $812,000 was included as an offset to other costs and operating expenses in the accompanying combined statements of operations. As of January 1, 2005, the restaurant ceased to be operated as a Motown Cafe.

Prior to this transaction, UCDP managed Motown. In connection with these management services, UCHC incurred and was reimbursed for various costs on behalf of Motown, including payroll, property taxes and food purchases. During the years ended December 31, 2004 and December 27, 2003, respectively, the total amounts received by UCHC from Motown for these expenses were approximately $2,797,000 and $2,524,000. In addition, during the years ended December 31, 2004 and December 27, 2003, respectively, UCHC earned a fee for these services from Motown of approximately $190,000 and $199,000, which was recorded in other revenues in the accompanying combined statements of operations.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful Life (In Years)
Land improvements	15
Buildings and building improvements	20-40
Equipment, fixtures and furniture	3-20

Maintenance and repairs are charged directly to expense as incurred.

Impairment of Long-Lived Assets and Intangibles

UCHC follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

UCHC reviews its long-lived assets and identifiable intangibles for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the review reveals impairment as indicated based on undiscounted cash flows, the carrying amount of the related long-lived assets or identifiable intangibles are adjusted to fair value. There have been no material impairment losses recognized on UCHC’s long-lived assets or identifiable intangibles.

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 17 years. Amortization of existing intangible assets will be approximately $1,446,000 during each of the next five years.

Deferred Finance Costs

UCHC capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance.

Revenue Recognition

Revenue from theme park pass sales is recognized at the time passes are redeemed. Revenue from theme park annual pass sales is recognized over the period of benefit, which is typically one year from the initial redemption date. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of theme park passes, which have not yet been redeemed. In addition to unredeemed passes, unearned revenue includes up-front payments related to CityWalk venues and corporate sponsorships, which is recognized into revenue over the period of benefit.

Other Operating Revenues

Other operating revenues, which consist primarily of sales generated by CityWalk, UPRV, UCRP, corporate special events, Universal Express Plus (“UEP”), and the parking facility, are recognized as earned. UCHC hosts special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.

Advertising, Sales and Marketing Costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $72,804,000, $75,222,000, and $65,604,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003, and are primarily included in theme park selling, general and administrative expenses in the accompanying combined statements of operations.

Theme Park Cost of Products Sold

Theme park cost of products sold consists of payroll and product costs related to the sale of food and beverage and merchandise at the theme parks.

Other Costs and Operating Expenses

Other costs and operating expenses consist primarily of costs incurred by CityWalk, UPRV, UCRP and corporate special events.

Financial Instruments

The carrying amounts reported in the combined balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,491,313	$1,561,418	$1,495,628	$1,603,688
Interest rate swap assets	(1,836)	(1,836)	—	—
Interest rate swap liabilities	88	88	5,731	5,731

Total	$1,489,565	$1,559,670	$1,501,359	$1,609,419

Concentration of Credit Risk

Financial instruments that potentially subject UCHC to concentrations of credit risk consist primarily of accounts receivable and interest rate swaps. The credit risk associated with accounts receivable is limited by the volume of customers as well as the establishment of credit limits. UCHC is exposed to credit loss in the event of nonperformance by the counterparties to interest rate swap transactions. The counterparties to these contractual arrangements are major financial institutions that meet UCHC’s credit standards with which UCHC also has other financial relationships. UCHC does not anticipate nonperformance by such parties.

Interest Rate Swaps

UCHC utilizes interest rate swap agreements to manage a portion of its interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. UCHC does not use financial instruments for trading purposes. UCHC specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

UCHC follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that UCHC would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities under SFAS 133 are recognized as other comprehensive income (loss) in the accompanying combined statements of changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying combined statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps in the accompanying combined statements of operations.

Income Taxes

No provision for income taxes has been recorded in the combined financial statements, as the owners are required to report their share of UCHC’s earnings or losses in their respective income tax returns. The Partners’ tax returns and the amounts of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the Partners could be changed accordingly.

Certain transactions of UCHC may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these combined financial statements in accordance with accounting principles generally accepted in the United States. Accordingly, the net income or loss of UCHC reported for income tax purposes may differ from the balances reported for those same items in the accompanying combined financial statements. The difference in the assets as reported in the combined financial statements and as reported for tax purposes is approximately $934,150,000, while the difference in liabilities is approximately $6,620,000. The majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

Stock Options

UCDP has participated in Vivendi’s stock option plan that has provided options to officers, directors and key employees of UCDP. These stock options give UCDP employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their stock options. All stock options have been granted at market value. At December 31, 2005 and December 31, 2004, UCHC had no liability related to vested options.

In connection with the NBC Universal Transaction, Vivendi will not be providing new stock options to employees of UCHC. Historically, UCHC has been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Universal Transaction. However, as part of the NBC Universal Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Universal Transaction and exercised after the close of the NBC Universal Transaction have no future impact on UCHC’s combined financial statements.

Litigation

UCHC is currently involved in certain legal proceedings and has accrued its estimate of the probable legal and settlement costs for the resolution of these claims. If UCHC believes that costs from these matters are probable and the amount of the costs can be reasonably estimated, it will accrue the estimated costs. If UCHC believes a loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose the estimate of the possible loss (see note 11).

Segments

UCHC operates and tracks its results in one reportable segment in accordance with the aggregation provision of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in Accounting Principles Board Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005, although UCHC adopted the provisions effective January 1, 2005 as permitted. As of December 31, 2005, SFAS 153 has not had a material impact on the UCHC’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. UCHC does not believe adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

3. Long-Term Borrowings

At December 31, 2005, total long-term borrowings were approximately $1,491,313,000, which primarily included $544,500,000 under the senior secured credit facility, $496,459,000 in UCDP’s senior unsecured notes (the “April 2010 notes”, which have a face value of $500,000,000 and an unamortized discount of approximately $3,541,000), and $450,000,000 in UCHC senior unsecured notes (“May 2010 notes”). At December 31, 2005, $5,800,000 of the total borrowings were classified as current. At December 31, 2004, total long-term borrowings were approximately $1,495,628,000, which included $550,000,000 under the senior secured credit facility, $495,628,000 in April 2010 notes ($500,000,000, net of an unamortized discount of approximately $4,372,000) and $450,000,000 in May 2010 notes. At December 31, 2004, $5,500,000 of the total borrowings were classified as current. The UCDP senior secured credit facility is effectively senior to both issuances of notes, and the May 2010 notes are effectively subordinated to the April 2010 notes issued by UCDP.

On December 9, 2004, $450,000,000 in May 2010 notes were issued at face value under a Rule 144A Offering (“2004 Offering”). Of this total, $150,000,000 bears interest at 8.375%, while the remaining $300,000,000 bears interest at the London Interbank Offer Rate (“LIBOR”) plus 4.75%. All of the notes mature in May 2010. The proceeds from the 2004 Offering allowed UCHC to pay total distributions to Vivendi Universal Entertainment and Blackstone of $450,000,000. During the year ended December 31, 2004, total fees and expenses associated with the 2004 Offering were approximately $12,965,000 of which $12,871,000 was capitalized as deferred finance costs and $94,000 was expensed in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (“EITF 96-19”). UCHC incurred an additional $380,000 of costs related to the 2004 Offering during the year ended December 31, 2005, all of which was capitalized as deferred finance costs in accordance with EITF 96-19. At December 31, 2005 and December 31, 2004, UCHC believes it was in compliance with all financial terms of the May 2010 notes.

Also, on December 9, 2004, the senior secured credit facility was refinanced (“2004 Amendment”), resulting in amended and restated senior secured credit facilities consisting of a $550,000,000 term loan and a $100,000,000 revolving credit facility. In addition, UCDP may borrow up to $200,000,000 of incremental debt from time to time. Part of the proceeds was used to refinance UCDP’s existing term loan of approximately $507,421,000, and the debt amortization was revised. Additionally, certain covenants were modified. During the year ended December 31, 2004, total fees and expenses associated with the 2004 Amendment were approximately $10,999,000 of which $9,751,000 was capitalized as deferred finance costs and $1,248,000 was expensed in accordance with EITF 96-19. UCHC incurred an additional $42,000 of costs related to the 2004 Amendment during the year ended December 31, 2005, all of which was capitalized as deferred finance costs in accordance with EITF 96-19.

The senior secured credit facility consists of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 at December 31, 2005 and December 31, 2004. No funds were outstanding on the revolving credit facility at December 31, 2005 and December 31, 2004. The senior secured credit facility is secured by a mortgage on substantially all of UCDP’s real and personal property. Borrowings on the senior secured credit facility bear interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus a margin, or at the LIBOR plus a margin. This margin was adjusted from approximately 4% to 2% as part of the 2004 Amendment. At December 31, 2005, the average interest rate under the LIBOR alternative was 6.6% (including the effect of interest rate swap arrangements). At December 31, 2004, the average interest rate under the LIBOR alternative was 6.1% (including the effect of interest rate swap arrangements). Additionally, a commitment fee of 0.5% per annum is payable on the unused amounts of the revolving credit facility. Currently, the senior secured credit facility is repayable in quarterly installments of 0.25%, which commenced on March 31, 2005, and end on December 31, 2010. The senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. This equates to annual principal payments of 1.0% with $517,000,000 due in 2011. Accordingly, UCHC paid $5,500,000 during the year ended December 31, 2005 in connection with the senior secured credit facility’s principal amortization schedule. Prior to the amendment, the senior secured credit facility was repayable in graduating quarterly installments, which commenced on December 31, 1999, and ended on June 30, 2007. The senior secured credit facility also requires a prepayment of 50% of UCDP’s annual excess cash flow if certain financial ratios were not met beginning in 2005. These ratios were met during 2005. As such, no such excess cash flow payment was required as of December 31, 2005 or December 31, 2004. Furthermore, all prepayments are applied in forward order of maturity. A prepayment requirement also existed prior to the 2004 Amendment and as such, UCDP prepaid $173,224,000 on the senior secured credit facility during the year ended December 31, 2004. The senior secured credit facility contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among others. At December 31, 2005 and December 31, 2004, UCDP believes it was in compliance with all financial terms of the senior secured credit facility.

On March 28, 2003, UCDP issued $500,000,000 in April 2010 notes (which were issued with a discount of approximately $5,830,000) under a Rule 144A Offering (the “2003 Offering”) and amended the senior secured credit facility (the “2003 Amendment”). The April 2010 notes mature in 2010 and bear interest at 11.75%. The 2003 Amendment required that proceeds from the 2003 Offering be used in part to prepay approximately $372,800,000 on the senior secured credit facility. In connection with the 2003 Amendment, the debt amortization schedule was eliminated until December 31, 2004; certain covenants were modified; and mandatory payments related to excess cash flow were reduced from 75% to 50%. In addition, a $50,000,000 revolving credit facility (“Additional Revolver”) was made available by several of the banks in the senior secured credit facility. The Additional Revolver had an unused commitment fee of 1.0% and was to be borrowed only after full usage of the senior secured credit facility working capital facility. UCDP incurred approximately $22,960,000 in fees and expenses associated with the 2003 Offering and 2003 Amendment, of which approximately $22,100,000 was capitalized as deferred finance costs and $860,000 was expensed during the year ended December 27, 2003 in accordance with EITF 96-19. The April 2010 notes also contain certain customary limitations. The most restrictive limitations relate to the incurrence of additional indebtedness and restricted payments, among other restrictions. At December 31, 2005 and December 31, 2004, UCDP believes it was in compliance with all financial terms of the April 2010 notes.

Prior to March 28, 2003 UCDP had two revolving credit facilities, the Wachovia Facility and the Fleet Facility. The terms of the Wachovia and Fleet Facilities were identical, which included allowing for borrowings up to $25,000,000 and interest at the higher of the prime rate plus 1.0% or federal funds rate plus 1.5% per year or at the LIBOR rate plus 2.0%. A commitment fee of 1.0% per year was payable on unused amounts of the facility. The Wachovia and Fleet Facilities contained certain customary limitations and a cross-default provision with the senior secured credit facility and certain provisions that secured Wachovia and Fleet in the event of a default of principal or interest payments by UCDP. The Wachovia and Fleet Facilities were repaid and cancelled on March 28, 2003.

Scheduled maturities of amounts drawn at December 31, 2005 are as follows (in thousands):

Fiscal Year	Amount
2006	$5,800
2007	5,575
2008	5,500
2009	5,500
2010	955,500
Thereafter(1)	517,000

$1,494,875

(1)	This amount is comprised of the remaining principal due on the senior secured credit facility after UCHC’s fiscal 2010. The senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

UCHC capitalizes interest on significant capital projects, which require an extended period of time to complete. UCHC capitalized interest of approximately $244,000, $2,115,000, and $2,261,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003.

4. Interest Rate Swaps

As of December 31, 2005, UCDP is party to eight interest rate swap agreements. Four of these swap agreements provide for quarterly reductions in notional value until expiration. As of December 31, 2005 the total notional value of the four interest rate swaps was $110,400,000. These agreements effectively converted the variable interest rate on a portion of the senior secured credit facility to fixed rates ranging from 8.7% to 8.8% at December 31, 2005. Historically, these interest-rate swaps qualified for hedge accounting treatment under SFAS 133, which required that the change in the fair value be recorded in accumulated other comprehensive income (loss) in UCHC’s statements of changes in partners’ equity. However, in connection with the 2004 Amendment (see Note 3), these interest-rate swaps became ineffective and no longer qualify for hedge accounting treatment under SFAS 133. Accordingly, subsequent to December 9, 2004, the change in the fair value and the amortization of accumulated other comprehensive income (loss) were recorded in change in fair value of interest rate-swaps in the combined statements of operations. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, the fair value of these swap agreements changed by approximately $5,118,000, $11,248,000 and $22,833,000. Approximately, $10,522,000 of the change in fair value during 2004 was recorded in other comprehensive income (loss), while $726,000 was recorded in the statement of operations. In addition, during the years ended December 31, 2005 and December 31, 2004, respectively, $5,401,000 and $339,000, was amortized using the straight-line method over the remaining useful lives of the swaps from accumulated other comprehensive income (loss) in the accompanying statement of changes in partners’ equity to change in the fair value of interest rate swaps in the accompanying combined statement of operations. During 2006, UCHC estimates that it will amortize approximately $222,000 from accumulated other comprehensive income (loss). These swaps expired in January 2006.

During the years ended December 31, 2005, December 31, 2004 and December 27, 2003, UCDP also had other interest-rate swap agreements that did not qualify for hedge accounting treatment under SFAS 133. During the year ended December 27, 2003, UCDP entered into a swap arrangement designed to convert $150,000,000 in notional amount of its fixed bond interest to a floating rate. The swap provides that UCDP receive an interest rate of 11.75% (computed on a bond basis) in exchange for payment of six month LIBOR, plus 8.01% subject to a LIBOR interest rate collar between 3.58% and 5.25% with a floor knockout if LIBOR falls below 1.15%. The term of this swap is from December 2003 through April 2007. During the year ended December 28, 2002, UCDP entered into a forward starting interest rate swap with a fixed interest rate of 3.63%, a $150,000,000 notional amount, and a term from January 2004 to January 2006. During the years ended December 31, 2005, December 31, 2004 and December 27, 2003, respectively, the fair value of these swap agreements changed by approximately $108,000, $2,814,000, and $1,235,000 and was recorded in the change in fair value of interest rate swaps in other expense in the accompanying combined statements of operations.

During the year ended December 31, 2005, UCHC entered into two interest rate swap transactions in order to provide additional hedges on its variable rate debt. The interest rate swaps begin with notional amounts of $200,000,000 and $300,000,000, respectively, with the latter swap’s notional value declining to $125,000,000 by January 15, 2008. The interest rate swaps have fixed interest rates of 4.8% and 4.4% and have effective dates of February 20, 2006 and January 15, 2006. Both swaps expire in the fourth quarter of 2009. The swaps qualified for hedge accounting treatment in accordance with SFAS 133. During the year ended December 31, 2005, the fair value of these swap agreements changed by approximately $2,469,000 and was recorded in accumulated other comprehensive income (loss) in the statement of changes in partners’ equity.

5. Operating Lease Obligations

UCHC has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

The following is a five-year schedule of minimum future rental payments under the noncancelable operating leases at December 31, 2005 (in thousands):

Fiscal Year	Amount
2006	$3,121
2007	3,030
2008	2,470
2009	2,197
2010	1,886
Thereafter	3,072

$15,776

During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC incurred rent expense under the operating leases of approximately $3,837,000, $3,804,000, and $3,913,000, which was included in the related costs and operating expenses in the accompanying combined statements of operations.

6. Capital Leases

UCHC leases certain equipment under capital leases. At December 31, 2005 and December 31, 2004, respectively, equipment, fixtures and furniture included approximately $1,068,000 and $1,864,000, net of accumulated depreciation. Depreciation expense related to assets under capital leases amounted to approximately $796,000, $781,000, and $753,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003.

At December 31, 2005, future minimum lease payments due under capital leases are as follows (in thousands):

Fiscal Year	Amount
2006	$802
2007	469

Total minimum lease payments	1,271
Less amount representing interest	(90)

Present value of minimum lease payments	1,181
Less current portion of capital lease obligations	(765)

Capital lease obligations, net of current portion	$416

7. Compensation Plans

Deferred Compensation Plan

UCDP has a deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at their election at retirement, at termination of their employment, at death or during specified in service periods, or in the event of an approved unforeseeable financial emergency. At December 31, 2005 and December 31, 2004, respectively, UCHC had accrued approximately $6,973,000 and $6,716,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying combined balance sheets. To fund the Plan, UCHC purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $6,717,000 and $6,082,000, respectively, at December 31, 2005 and December 31, 2004, and is included in other assets in the accompanying combined balance sheets.

Long-Term Incentive Plan

UCDP had a Long-Term Incentive Plan (the “2004 Incentive Plan”) to provide selected key employees the opportunity to benefit from the growth in value of UCDP. Participating employees were granted appreciation rights in the 2004 Incentive Plan, which became exercisable on January 1, 2005. The value of these appreciation rights was generally based on the growth in market value of the Partners’ equity ownership interests in UCDP. UCHC accrued the estimated payout value of the 2004 Incentive Plan straight line over its term. At December 31, 2004, UCHC had approximately $13,603,000 accrued in compensation and benefits related to the 2004 Incentive Plan. The amount accrued for at December 31, 2004 was paid in February 2005.

On September 6, 2005, the Park Advisory Board of UCDP approved a new Long-Term Incentive Plan (the “2007 Incentive Plan”) effective as of January 1, 2005. The 2007 Incentive Plan also provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (“VARs”). The value of a VAR is generally based on the growth in market value of the equity interests of the Partners in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBCU owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. UCHC accrues the estimated payout value of the 2007 Incentive Plan straight line over its term. Under the plan, all awards are paid in cash. As of December 31, 2005, UCHC had $2,536,000 accrued under this plan.

8. Accounts Payable and Accrued Liabilities

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	December 31, 2005	December 31, 2004
Accounts payable	$5,597	$5,946
Capital expenditures	7,867	15,800
Marketing and advertising	5,875	4,203
Interest	27,591	20,227
Compensation and benefits	24,792	40,903
Operating accruals	10,615	12,807
Consulting fees	3,843	4,250
Property and sales tax	1,508	2,989
Other	7,649	5,839

Total	$95,337	$112,964

9. Related Party Transactions

Vivendi Universal Entertainment’s Special Fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. The special fee amounted to approximately $35,251,000, $36,631,000, and $30,620,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003. Interest expense incurred on the deferred special fee was approximately $1,593,000, $6,107,000, and $4,914,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003.

Historically under UCDP’s senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met during the year ended December 31, 2004. The special fee related to Universal’s Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal’s Islands of Adventure in an aggregate amount equal to $234,700,000.

Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can also be paid if certain leverage ratios are met. These ratios were met as of UCHC’s fiscal quarter end dates in 2005. In addition, Holdings purchased from Vivendi Universal Entertainment the right to receive from UCDP the most recently accrued $70,000,000 of deferred special fees relating to Universal’s Islands of Adventure for $70,000,000. This receivable from UCDP has been eliminated upon consolidation. Also, $50,000,000 of the next most recently accrued deferred special fees related to Universal’s Islands of Adventure and Universal Studios Florida was forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination aspects of UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes, the special fee may not be paid if there is an event of default (or to the knowledge of UCHC’s officers a default).

During the years ended December 31, 2005 and December 31, 2004, UCHC paid total fees of approximately $73,551,000 and $85,657,000, respectively, to Vivendi Universal Entertainment. The amount due to Vivendi Universal Entertainment as of December 31, 2005 included $7,811,000 of fees payable to Vivendi Universal Entertainment. Furthermore, as of December 31, 2005, UCHC no longer carried a balance related to the deferred portion of fees. At December 31, 2004, the amount due to Vivendi Universal Entertainment included approximately $10,076,000 and $7,800,000, respectively, related to the current and deferred portion of fees payable to Vivendi Universal Entertainment. In addition, at December 31, 2004, UCHC had long-term deferred special fees payable of approximately $26,642,000 payable to Vivendi Universal Entertainment.

Partner Distributions

UCHC paid distributions to the Partners of $20,000,000, $455,000,000, and $10,000,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003.

Other Partner Matters

In late 2004, the Partners entered into an amended and restated partners’ agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in Holdings, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in Holdings to a third party provided the other party be permitted to require the third party to purchase such other party’s interest in Holdings at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in Holdings without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties’ interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in Holdings is not a “change of control” for the purposes of the notes and the amended and restated credit facilities and the notes of Holdings, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a “change of control”.

Reimbursement of UCDP’s Manager’s Costs

Vivendi Universal Entertainment provides UCHC with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of UCDP’s partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCHC by Vivendi Universal Entertainment. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCHC projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCHC receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Vivendi Universal Entertainment that administers the allocations, has indicated to UCHC that their allocation methods are reasonable. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC incurred approximately $21,763,000, $27,209,000, and $36,733,000 related to these services.

Transactions with CityWalk Operations

Vivendi Universal Entertainment has an indirect interest in certain restaurants and retail outlets in CityWalk, including Hard Rock Cafe/Hard Rock Live, and had an indirect interest in Motown, which was dissolved on December 31, 2004 (see Note 2). During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC earned aggregate rent of approximately $2,050,000, $3,070,000, and $2,795,000.

Advisory Services Agreements

During 2002, UCDP entered into an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCHC with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCHC’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCHC pays each Partner $1,250,000 annually. During the years ended December 31, 2005, December 31, 2004 and December 27, 2003, UCHC incurred $2,500,000 per year related to the Services Agreement. These amounts were included in other costs and operating expenses in the accompanying combined statements of operations.

Transactions with UCF Hotel Venture

UCDP has a lease agreement with UCF Hotel Venture (“UCF HV”), an entity partially owned by Vivendi Universal

Entertainment. The lease is for the land under three hotel sites, which requires lease payments based on a percentage of hotel revenue. UCF Hotel Venture is also required to pay UCHC an additional ground rent based on their cash available after their partners’ distributions, subject to an annual cap. The year ended December 31, 2005 marked the first year UCHC received additional rental revenue. During the years ended December 31, 2005, December 31, 2004 and December 27, 2003, respectively, UCHC recorded approximately $7,680,000, $2,045,000, and $1,900,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying combined statements of operations.

Hotel guests may charge theme park passes, food and beverage and merchandise sold at IOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCHC then collects this revenue by billing UCF HV. In addition, UCHC provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways, and hotel marketing. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, total amounts received from UCF HV were approximately $17,143,000, $17,880,000, and $16,721,000.

Transactions with Related Theme Parks

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando (“WNW”). UCHC participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including IOA, USF and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, UCHC’s share of revenue from this ticketing program was approximately $44,207,000, $40,639,000 and $31,554,000. During the years ended December 31, 2005, December 31, 2004, and December 27, 2003, respectively, WNW’s share of this ticketing program was approximately $8,317,000, $7,702,000 and $5,962,000.

Vivendi Universal Entertainment provides research and development for many of UCHC’s rides. These costs are allocated pro rata among the various Vivendi Universal Entertainment theme parks that are building the same ride. Under this arrangement, UCHC collected approximately $10,926,000 from Universal Studios Japan (“USJ”), which is partially owned and operated by affiliates of Vivendi Universal Entertainment, during the year ended December 27, 2003 related to the technology and design of The Amazing Adventures of Spider-Man® ride. In addition, during the year ended December 27, 2003, UCHC shared costs of developing Shrek 4-D™ with USJ and Universal Studios Hollywood, an affiliate of Vivendi Universal Entertainment, which allowed UCHC to reduce costs by approximately $5,000,000.

Transactions with NBCU and GE

As a result of the NBC Universal Transaction, UCHC is realizing synergies with other NBCU businesses which include cross-promotion with a variety of NBCU television and cable services, in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in UCHC’s parks. During the period from the closing of the NBC Universal Transaction to December 31, 2004 and during the year ended December 31, 2005, UCHC received advertising/promotional time from NBCU and NBCU received visual identification in UCHC’s theme parks. UCHC estimates the value of both sides of this transaction during the years ended December 31, 2005 and December 31, 2004 to be approximately $3,000,000 and $1,600,000, respectively.

At the suggestion of NBCU, costs were incurred to upgrade UCHC’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into certain third-party contracts. The Partners agreed that UCHC will pay for these costs. Total costs incurred through December 31, 2005 were approximately $4,100,000, of which approximately $2,000,000 was capitalized as property and equipment and approximately $2,100,000 was expensed within other costs and operating expenses. Of the total costs incurred, as of December 31, 2005, UCHC owed NBCU $1,677,000 as a reimbursement for costs paid by NBCU.

UCHC leases certain trailers through a subsidiary of GE. During the year ended December 31, 2005, the cost of these leases was approximately $190,000. The leases expire in 2008, while the minimum future lease payments under the leases totaled approximately $500,000 as of December 31, 2005. These leases existed prior to the NBC Universal Transaction.

Transactions with Blackstone

UCHC utilizes SunGard Data Systems, Inc. (“SunGard”) for its disaster recovery services. SunGard was acquired on August 11, 2005 through a merger transaction by Blackstone. UCHC’s use of SunGard predates the merger transaction, and the transacted services are result of arms length negotiations. During the year ended December 31, 2005, the total cost of these services was approximately $180,000.

Receivables from Related Parties

Receivables from related parties are comprised of amounts due from the following (in thousands):

	December 31, 2005	December 31, 2004
UCF HV	$3,045	$4,922
HR Florida Partners	849	759
Cineplex Odeon	387	448
Other	368	761

Total	$4,649	$6,890

10. Retirement Plan

UCDP has a defined contribution plan (the “Contribution Plan”) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCHC are eligible to participate upon their date of hire or, if later, attainment of age 21. Nonexempt employees are eligible to participate in the Contribution Plan upon completion of 12 months and accumulation of 1,000 hours of service during that period and upon attaining the age of 21. UCHC provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total contributions made by UCHC under the Contribution Plan were approximately $3,698,000, $3,440,000, and $3,052,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003.

11. Commitments and Contingencies

Consulting Agreement

UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. The accompanying combined statements of operations include consulting fee expense under the Consulting Agreement of approximately $17,833,000, $18,548,000, and $15,539,000, respectively, during the years ended December 31, 2005, December 31, 2004, and December 27, 2003.

Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consulting Agreement is Universal Studios Japan, which is partially owned and operated by an affiliate of Vivendi Universal Entertainment. USI has guaranteed UCDP’s obligations under the Consulting Agreement for the benefit of the Consultant and Vivendi Universal Entertainment has assumed USI’s obligations under that guarantee. Accordingly, fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees were approximately $3,737,000 and $23,903,000, respectively, as of December 31, 2005 and December 31, 2004. These amounts were paid in the following year. Vivendi Universal Entertainment has indemnified UCDP against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. If the parties cannot agree on the fair market value, the fair market value will be determined by binding appraisal.

On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserts that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report), subject to execution of mutually agreed settlement documentation. Although the parties appear to have reached a resolution in principle, because a settlement agreement is not yet finalized, there can be no assurances that this matter is resolved. The resolution is within the amount accrued for the loss contingency.

Litigation

Capital Claims

In the course of completion of the construction of IOA, CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against UCDP.

The general contractor of Seuss Landing at Universal’s Islands of Adventure (the General Contractor), filed suit in July 2000 alleging breach of contract by UCDP. The suit sought damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties entered into a Mutual Release and Settlement Agreement effective June 11, 2004. UCHC paid $9,600,000 pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively, Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that UCDP failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of Universal’s Islands of Adventure (the Marketing Claim). In the second claim, Marvel alleged that UCDP breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel’s election of the Compensation Alternative (the Compensation Alternative Claim). Marvel was also seeking discovery of any other financial arrangements with licensors at Universal’s Islands of Adventure that might be relevant to the Compensation Alternative Claim. UCDP denied all of the material allegations by Marvel and asserted numerous affirmative defenses. After selection of the arbitration panel, Marvel voluntarily withdrew the Marketing Claim, without prejudice. On October 29, 2004, Marvel sent a letter to the arbitration panel withdrawing the Compensation Alternative Claim and confirming the termination of the proceeding.

Ride and Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCHC, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP’s theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that it has not infringed the Patent. UCDP also seeks damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. On March 23, 2006, the Court issued a Notice setting a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. The parties have agreed to reconvene mediation in April 2006. No trial date has been set but it is likely to take place during the second quarter of 2006. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts will cease sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. It is premature to assess the likelihood of any impact that this case may have on UCHC’s financial position or the results of operations.

Other

UCHC is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

12. Land Sales

From time to time, UCDP sells portions of its undeveloped land that is not required to support its long-term growth plans. In December 2005, UCDP sold 4 acres of undeveloped land. The cost basis of the land equaled $1,391,000. In connection with this sale, UCHC recorded a gain of $2,180,000 during the year ended December 31, 2005.

In May 2004, UCDP sold a small parcel of undeveloped land. The cost basis of the land equaled $2,483,000. In connection with this sale, UCHC recorded a gain of $1,282,000 during the year ended December 31, 2004. UCHC used the proceeds from the land sale to prepay additional principal on the senior secured credit facility.

In May 2003, UCDP sold approximately 81 acres of undeveloped land. The cost basis of the land equaled approximately $13,900,000. In connection with this sale, UCHC recorded a loss of approximately $1,400,000 during the year ended December 27, 2003. UCDP used the proceeds from the land sale to prepay additional principal on the senior secured credit facility.

13. Quarterly Data (Unaudited)

UCHC’s quarterly results are subject to seasonal variations. UCHC’s quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Operating revenues	$209,506	$228,403	$225,792	$186,895
Operating income	18,493	43,754	53,022	25,930
Net (loss) income	(17,654)	8,898	17,122	(7,718)
2004
Operating revenues	175,770	242,473	246,529	200,736
Operating income	5,898	41,783	62,090	27,584
Net (loss) income	(23,758)	13,742	34,434	(4,180)

The quarterly results above were impacted by the following discrete transactions:

(1)	During fourth quarter of 2005, UCHC recorded approximately $5,500,000 in additional ground rent from UCF HV (see note 9).

(2)	During the fourth quarter of 2005, UCHC recorded a gain of $2,180,000 related to a land sale (see note 12).

(3)	During the second quarter of 2004, UCHC recorded a gain of $1,282,000 related to a land sale (see note 12).

(4)	The high volume period stemming from the Easter holiday occured during the first quarter in 2005 and during the second quarter in 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Universal City Florida Holding Co. I and Universal City Florida Holding Co. II

The management of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “Holdings”) carried out an evaluation, with the participation of Holdings’ Principal Executive Officer and Principal Financial Officer, of the effectiveness of Holdings’ disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Holdings’ Principal Executive Officer and Principal Financial Officer concluded that Holdings’ disclosure controls and procedures were effective to ensure that information required to be disclosed by Holdings’ in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, as of the end of the period covered by that report.

There was no change in Holdings’ internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, Holdings’ internal control over financial reporting.

UCFH I Finance, Inc. and UCFH II Finance, Inc.

The management of UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively “Finance”) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, as of the end of the period covered by that report.

There was no change in Finance’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Holding I and Holding II are both Florida general partnerships. Holding I is the limited partner, with approximately 23% interest, of UCDP and Holding II is the general partner, with approximately 77% interest, of UCDP. Holding I and Holding II are both owned 50% by Universal CPM and 50% by Blackstone. Holding I has five partners, the four Blackstone entities and their respective subsidiaries, and Universal CPM. The partnership interests in Holding I are currently owned 50% by Blackstone and 50% by Universal CPM. Holding II also has five partners which are the same five partners that are partners of Holding I. The partnership interests in Holding II are currently owned 50% by Blackstone and 50% by Universal CPM. Under the partnership agreements of Holdings, each partnership is governed and managed by six representatives, three designated by Universal CPM and three designated by Blackstone. The three representatives currently designated by Universal CPM are Tom Williams, Patricia Hutton and John Sprouls. The three representatives currently designated by Blackstone are Howard Lipson, Michael Chae and David Blitzer. The principal officers of each of the issuers are John Sprouls, President/Chief Executive Officer, and Michael Short, Treasurer/Chief Financial Officer. In addition, Tom Williams serves as Chairman of each of UCFH I Finance and UCFH II Finance.

Pursuant to the terms of UCDP’s partnership agreement, UCDP is governed and managed by its general partner, Holding II, through a six-member committee of representatives of the partners of Holding II, known as the Park Advisory Board. Three members of the Park Advisory Board are designated by Blackstone and three are designated by Universal. Holding II has the exclusive right to manage and control UCDP and may execute documents, instruments and agreements on UCDP’s behalf. All actions of the Park Advisory Board must be approved by the representatives of both Blackstone and Universal CPM (except when the capital account balance of either Blackstone or Universal CPM is half that of the other, then the partner with the greater capital account balance is entitled to exclusively govern and manage UCDP for so long as its capital account balance is twice that of the other partner). UCDP’s partnership agreement provides for Vivendi Universal Entertainment to manage the day-to-day operation of our theme parks subject to the supervision and oversight of the Park Advisory Board.

We employ most of our executive officers and employees. However, some of our executive officers and certain of our employees are employed by our manager, Vivendi Universal Entertainment, or its affiliates and their services are provided to us on a reimbursement basis.

See “Item 13. Certain relationships and related transactions—Reimbursement of UCDP’s manager’s costs” for a better description of this relationship.

Set forth below is certain information regarding the members of our Park Advisory Board, our executive officers and certain other key employees. In this report, “Universal Orlando” refers to the business conducted by UCHC.

Name	Age	Position
Thomas L. Williams(1)	58	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

John R. Sprouls(1)	47	Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts, President/Chief Executive Officer for each of Holding I and Holding II, and Universal CPM representative for each of Holding I and Holding II

Patricia E. Hutton	42	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

Jean Louis Bonnier (1)	43	Universal CPM representative on the audit committee for each of Holding I and Holding II and UCDP

Bruce L. Campbell	38	Universal CPM representative on UCDP’s Park Advisory Board

Howard A. Lipson	41	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Michael S. Chae	37	Blackstone representative on UCDP’s Park Advisory Board, Blackstone representative on the audit committee for each of Holding I and Holding II, and UCDP and Blackstone representative for each of Holding I and Holding II

David S. Blitzer	36	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Robert K. Gault, Jr.(1)	61	President and Chief Executive Officer, Universal Orlando

Michael J. Short(1)	45	Executive Vice President and Chief Financial Officer, Universal Orlando, Treasurer/Chief Financial Officer for each of Holding I and Holding II

Richard E. Costales	53	Senior Vice President, Park Operations, Universal Orlando

Richard T. Florell	57	Senior Vice President and General Manager Resort Revenue Operations, Universal Orlando

Peter C. Giacalone	54	Senior Vice President, Business Development, Universal Orlando

Gretchen Hofmann	44	Senior Vice President, Sales and Marketing, Universal Orlando

J. Michael Hightower(1)	48	Senior Vice President, Technical Services, Universal Orlando

James A. Timon	47	Senior Vice President, Entertainment, Universal Orlando

Catherine A. Roth	48	Vice President of Legal Affairs, Universal Orlando

Tracey L. Stockwell	41	Vice President Finance and Controller, Universal Orlando

Sherry R. Emerson	36	Vice President Finance, Treasurer, Universal Orlando

(1)	Employed by Vivendi Universal Entertainment or one of its affiliates.

Thomas L. Williams has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since October 1999. In addition, Mr. Williams was appointed Chairman of each of UCFH I Finance and UCFH II Finance in December 2004. Mr. Williams has been Chairman and Chief Executive Officer of Universal Parks & Resorts, a division of Vivendi Universal Entertainment since 1999. Prior to holding that position, Mr. Williams served as UCDP’s President and Chief Operating Officer since 1990. Prior to joining Universal Orlando in 1987 he was Vice President of Hotels and Restaurants for Yosemite National Park.

John R. Sprouls has been a Universal CPM representative and the President/Chief Executive Officer for each of Holding I and Holding II since December 2004. In addition, Mr. Sprouls is a Universal Parks & Resorts Executive Vice President, Human Resources, Legal & Business Affairs since 2004. Since 1999, Mr. Sprouls was Universal Parks & Resorts Executive Vice President, Chief Human Resources Officer. Prior to that, Mr. Sprouls served as Universal Parks & Resorts Senior Vice President of Administration from 1997 to 1999, and Universal Parks & Resorts Vice President of Human Resources from 1996 to 1997. Prior to joining us in 1996, Mr. Sprouls held various Human Resource roles within The Seagram Company, Ltd., including Senior Vice President of Human Resources for the Seagram Spirits and Wine Group from 1991 to 1996.

Patricia E. Hutton has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since February 2005. During the past nineteen years, Ms. Hutton has held several positions within GE, including NBC. From 2002 to 2004, Ms. Hutton served as Chief Financial Officer of NBC and Telemundo owned and operated stations. In May 2004, Ms. Hutton was appointed Executive Vice President and Chief Financial Officer of NBC Universal Pictures & Studios.

Jean Louis Bonnier was appointed Senior Vice President/Chief Financial Officer of Universal Parks & Resorts Finance in December 2005. Mr. Bonnier also serves on the audit committees for each of Holding I and Holding II and UCDP. Prior to his current position Mr. Bonnier served as Universal Parks & Resorts Vice President, Finance. Prior to joining Universal Parks & Resorts, Mr. Bonnier was Vice President of NBC Stations Division. He has been with NBC since 1999 and various businesses within GE since 1991.

Bruce L. Campbell was recently appointed to UCDP’s Park Advisory Board. Mr. Campbell has served as Executive Vice President, Business Development for NBC Universal since November 2005. Prior to his current appointment, Campbell served as Senior Vice President, Business Development for NBC Universal and was responsible for sourcing and executing acquisitions and strategic investments across all divisions of the company.

Howard A. Lipson has been a member of UCDP’s Park Advisory Board since July 2000 and a Blackstone representative for each of Holding I and Holding II since July 2000. Mr. Lipson is a Member of the Pilot Group Manager LLC, which he joined on January 1, 2006. Prior to joining Pilot Group Manager he was a Senior Managing Director at The Blackstone Group L.P. where he worked from 1988 to December 31, 2005. He is currently serving as a member of our Park Advisory Board as a Blackstone Representative pursuant to an agreement. He receives no salary, stock or other form of compensation received or to be received per year from Blackstone for his participation as their representative on the Park Advisory Board. Prior to joining The Blackstone Group L.P. Mr. Lipson was a member of the Mergers & Acquisitions Group of Salomon Brothers, Inc.

Michael S. Chae has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since September 2005. Mr. Chae also serves on the audit committees for each of Holding I and Holding II and UCDP. Mr. Chae is a Senior Managing Director in the Private Equity at The Blackstone Group L.P., which he joined in 1997. Before joining Blackstone, Mr. Chae worked as an Associate at the Carlyle Group, L.P. and prior to that with Dillon, Read & Co.

David S. Blitzer has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since October 2005. Mr. Blitzer is a Senior Managing Director in the Private Equity group at The Blackstone Group L.P., which he joined in 1991. Mr. Blitzer has been involved in the execution of Blackstone’s investments in Spirit Group, Sulo, Allied Waste, Aspen Insurance Holdings, Houghton Mifflin, Centerplate (formerly Volume Services America), Cadillac Fairview and The Edward J. DeBartolo Corporation.

Robert K. Gault, Jr. has been UCDP’s President and Chief Executive Officer since 2003 after serving as President and Chief Operating Officer since 2001. From 1996 to 2001, he served as Executive Vice President and Chief Operating Officer of Universal Studios Japan. Prior to that time period, Mr. Gault served as President and Chief Operating Officer of Universal Studios Hollywood, with responsibility for the operation of both the theme park and the CityWalk entertainment complex. Prior to joining Vivendi Universal Entertainment, Mr. Gault worked for Anheuser Busch.

Michael J. Short has been UCDP’s Executive Vice President and Chief Financial Officer since 2000. In 2005, he was appointed Treasurer/Chief Financial Officer of both of Holdings I and Holdings II. From 1997 to 1998 he was Vice President of Financial Planning and Analysis. From 1998 to 2000, Mr. Short served as Vice President of Strategic Planning and Mergers and Acquisitions for The Seagram Company. From 1992 to 1997, Mr. Short held various finance positions at Seagram. Mr. Short graduated from the United States Naval Academy in 1982 and earned an MBA from Columbia University in 1991.

Richard E. Costales has been UCDP’s Senior Vice President, Park Operations since 1994. From 1991 to 1994, he served as UCDP’s Vice President of Operations. Prior to 1991, Mr. Costales was UCDP’s Director of Operations.

Richard T. Florell has been UCDP’s Senior Vice President and General Manager, Resort Revenue Operations since 2003. From 2000 to 2003, Mr. Florell was Senior Vice President and General Manager of CityWalk and Resort Shared Services. From 1995 to 2000 Mr. Florell was Vice President of CityWalk. Prior to joining us in 1995, Mr. Florell was vice president of specialty entertainment centers at Walt Disney World, which included Pleasure Island, Disney’s Village Marketplace, Resort Retail Operations, Resort Entertainment and Development of Downtown Disney.

Peter C. Giacalone has been UCDP’s Senior Vice President, Business Development, since 2004. From 1997 to 2003, Mr. Giacalone was Senior Vice President, Business Development, Universal Parks & Resorts, a division of Vivendi Universal Entertainment. From 1994 to 1996, Mr. Giacalone was UCDP’s Vice President Business Administration. Prior to holding that position he served as UCDP’s Director Business Administration from 1991 to 1993. Prior to holding that position, he served as UCDP’s Assistant Controller from 1987 to 1990.

Gretchen Hofmann has been UCDP’s Senior Vice President, Sales and Marketing since 2003. From 2001 to 2003, Ms. Hofmann was UCDP’s Senior Vice President, Marketing. From 1993 to 2001, she worked for Tricon Global Restaurants, formally known as PepsiCo in a number of capacities, in the U.S. and internationally including vice president of marketing for the Taco Bell Corp., from 1998 to 2001. Prior to joining PepsiCo, Ms. Hofmann served in a variety of capacities for BBDO New York, ultimately serving as Vice President Account Supervisor for the Polaroid and Pizza Hut accounts.

J. Michael Hightower has been UCDP’s Senior Vice President, Technical Services since 2004 and was UCDP’s Director of Projects from 1995 to 1998 and from 1998 until 2000 he served as Vice President of Attraction Development for Universal’s Islands of Adventure. From 2002 to 2004, Mr. Hightower was Vice President of Project Management for Universal Creative, a division of Vivendi Universal Entertainment. From 2000 to 2002, Mr. Hightower served as Vice President of Attraction Management for Universal Studios Recreation Japan Planning.

James A. Timon has been UCDP’s Senior Vice President, Entertainment since 2004. Since 2003, Mr. Timon was UCDP’s Vice President of Entertainment after providing consulting services to us since 2002. From 1996 to 2002, he served as President of Renaissance Entertainment. Prior to joining Renaissance Entertainment, Mr. Timon was Vice President of Entertainment for Universal Studios Hollywood, another theme park owned by Vivendi Universal Entertainment.

Catherine A. Roth has been UCDP’s Vice President of Legal Affairs since February 2001. From 1990 until 1992, she served as UCDP’s Senior Attorney, from 1992 until 2000 as UCDP’s Director, Legal and Business Affairs and from 2000 to 2001 as Senior Director, Legal and Business Affairs. Prior to holding those positions, she worked for Merhson, Sawyer, Johnston, Dunwody & Cole and Finley, Kumble, Wagner, Heine, Underberg, Manley and Casey in Miami, Florida. Ms. Roth received her J.D. from the University of Miami.

Tracey L. Stockwell has been UCDP’s Vice President of Finance and Controller since 2000. From 1999 to 2000, she served as UCDP’s Senior Director of Finance. From 1997 to 1999, she was UCDP’s Director of Finance. Prior to that position Ms. Stockwell was a senior manager for Price Waterhouse in Orlando. Ms. Stockwell received a B.Com from the University of Windsor, Ontario and is a licensed Certified Public Accountant in Florida.

Sherry R. Emerson has recently been promoted to UCDP’s Vice President of Finance and Treasurer. From 1996 to 2005, Ms. Emerson held two positions with the company, UCDP’s Assistant Treasurer/Director of Capital and Director of Internal Audit. Prior to joining us, Ms. Emerson was a Senior Auditor at Franklin Templeton Mutual Funds and Deloitte & Touche LLP. Ms. Emerson received a B.B.A. in accounting from Baylor University and is a Certified Public Accountant in Florida.

Audit Committee

Our audit committee and the audit committee of UCDP are comprised of the same two members. Each of Blackstone and Vivendi Universal Entertainment, who together hold 100% of our equity interests (each holding a 50% interest), has appointed one member. Blackstone has appointed Michael S. Chae and Vivendi Universal Entertainment has appointed Jean Louis Bonnier. Mr. Chae has been a member since October 2005, while Mr. Bonnier was appointed in February 2005.

We do not have any securities listed on a national securities exchange and are not a listed issuer. Accordingly, the rules pertaining to audit committees and the rules pertaining to the designation of an audit committee financial expert which apply to listed issuers do not apply to us. As a result, we have not designated an audit committee financial expert nor do we have an audit committee which complies with the rules which apply to listed issuers.

Changes in Directors and Executives

Effective January 17, 2006, Deborah M. Reif resigned her position on UCDP’s Park Advisory Board. Effective February 9, 2006, Mrs. Reif was replaced by Bruce L. Campbell.

Effective October 3, 2005, Jon M. Barnwell resigned as a partnership and audit committee representative of UCDP, Holding I and Holding II. As partnership representative, Mr. Barnwell was replaced with David S. Blitzer. As audit committee representative, Mr. Barnwell was replaced by Michael S. Chae.

Effective September 13, 2005, David A. Stonehill resigned as a partnership representative of Holding I and Holding II and UCDP’s Park Advisory Board. Mr. Stonehill was replaced by Michael S. Chae.

On February 3, 2005, Michael E. Corcoran resigned from UCDP’s Park Advisory Board and audit committee. Mr. Corcoran was replaced by Patricia Hutton on UCDP’s Park Advisory Board and Jean Louis Bonnier on UCDP’s audit committee.

Code of Ethics

We have adopted a Code of Conduct applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the Code of Conduct is available upon written request, and is filed as part of this Report as Exhibit 14.1. In addition, our principal executive officer, and principal financial officer are subject to a Code of Conduct applicable to GE employees, which is also attached as Exhibit 14.2.

Item 11. Executive Compensation

Summary compensation table

The following table sets forth the compensation during the last three fiscal years awarded to, earned by or paid to our Chief

Executive Officer and each of our five other most highly compensated executive officers as of December 31, 2005 collectively the “named executive officers”. Compensation for each of the individuals below is approved by the representatives of Holding I and Holding II.

Name and principal position	Year	Salary ($)	Annual compensation		Long-term Incentive Plan
			Bonus ($)(1)	Other annual compensation ($)(2)	Securities underlying options (#)	LTIP Payout ($)(3)	All other compensation ($)(4)
John R. Sprouls(5)(6) President and Chief Executive Officer of Holdings and Executive Vice President Human Resources, Legal and Business Affairs, Universal Parks & Resorts	2005 2004 2003	179,958 160,400 146,900	73,150 112,200 86,250	— — —	— — —	— 837,000 —	7,350 17,042 19,869

Robert K. Gault, Jr.(5)(6) President and Chief Executive Officer, Universal Orlando	2005 2004 2003	524,192 494,569 482,300	170,000 391,500 306,000	— — —	— — —	— 2,119,500 —	7,350 50,443 50,437

Michael J. Short(5)(6) Treasurer/Chief Financial Officer of Holdings and Executive Vice President and Chief Financial Officer, Universal Orlando	2005 2004 2003	349,026 324,914 313,000	93,500 211,200 157,300	— — —	— — —	— 1,390,500 —	7,350 24,144 32,590

Gretchen Hofmann Senior Vice President, Sales and Marketing, Universal Orlando	2005 2004 2003	341,557 328,882 312,471	88,747 241,384 123,406	— — —	— — —	— 1,107,000 —	19,972 17,222 14,188

J. Michael Hightower(5)(6) Senior Vice President, Technical Services, Universal Orlando	2005 2004 2003	296,864 162,338 65,125	77,316 92,220 28,350	— — —	— — —	— — —	7,350 17,094 7,077

Richard T. Florell Senior Vice President/GM, Resort Revenue Operations, Universal Orlando	2005 2004 2003	281,444 264,129 248,381	76,505 142,911 68,755	— — —	— — —	— 418,500 —	14,721 8,200 8,000

(1)	Represents bonus earned in 2005, 2004, and 2003. Annual Incentive Plan awards are based on operating performance as measured by EBITDA and cash flow (see Annual Incentive Plan).
(2)	Amounts totaling the lesser of either $50,000 and 10% of the total of the annual salary and bonus reported for the named executive officer have been omitted.
(3)	Calculated with respect to fiscal 2004, but paid on February 18, 2005.
(4)	The amounts shown in this column for fiscal 2005 include the following:

(i)	General Electric Company (“GE”) matches contributions made by employees under the GE Savings & Security Program. In 2005 the cost of these contributions was $7,350 in the case of Mr. Sprouls, $7,350 in the case of Mr. Gault, $7,350 in the case of Mr. Short and $7,350 in the case of Mr. Hightower.

(ii)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2005 the cost of these contributions was $8,575 in the case of Ms. Hofmann and $8,500 in the case of Mr. Florell.

(iii)	We match contributions made by employees under our deferred compensation plan. In 2005 the cost of these contributions was $11,397 in the case of Ms. Hofmann and $6,221 in the case of Mr. Florell. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

The amounts shown in this column for fiscal 2004 include the following:

(i)	Prior to May 11, 2004 Vivendi Universal maintained a pension plan for employees of Vivendi Universal Entertainment and certain other U.S. subsidiaries. The pension plan applied annual contribution credits as a percent of pay and annual fixed interest rate credits to participants’ account balances. In 2004 the cost of these contributions was $9,795 in the case of Mr. Sprouls, $21,376 in the case of Mr. Gault, $11,713 in the case of Mr. Short and $7,466 in the case of Mr. Hightower. In connection with the Universal Transactions, on May 11, 2004 General Electric assumed responsibility for certain compensation matters. Accordingly, as of May 11, 2004 General Electric has maintained a pension plan for employees of Vivendi Universal Entertainment and certain other U.S. subsidiaries. Please refer to the section entitled Retirement benefits for further details.

(ii)	Prior to May 11, 2004, Vivendi Universal maintained an executive supplemental pension plan to provide additional payments on an unfunded basis to certain managers and executives. In 2004 the cost of these contributions was $3,557 in the case of Mr. Sprouls, $25,350 in the case of Mr. Gault, $5,051 in the case of Mr. Short and $5,200 in the case of Mr. Hightower. This has been discontinued following the NBC Universal Transaction.

(iii)	Prior to May 11, 2004 Vivendi Universal also matched contributions made by employees under the Vivendi Universal 401(k) Plan. In 2004 the cost of these contributions was $3,690 in the case of Mr. Sprouls, $3,717 in the case of Mr. Gault, $7,380 in the case of Mr. Short and $4,428 in the case of Mr. Hightower. In connection with the Universal Transactions, on May 11, 2004 General Electric assumed responsibility for certain compensation matters. Accordingly, as of May 11, 2004 General Electric has matched contribution made by employees under the GE Savings & Security Program.

(iv)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2004 the cost of these contributions was $8,200 in the case of Ms. Hofmann and $8,200 in the case of Mr. Florell.

(v)	We match contributions made by employees under our deferred compensation plan. In 2004 the cost of these contributions was $9,022 in the case of Ms. Hofmann. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

The amounts shown in this column for fiscal 2003 include the following:

(i)	Prior to May 11, 2004 Vivendi Universal maintained a pension plan for employees of Vivendi Universal Entertainment and certain other U.S. subsidiaries. The pension plan applied annual contribution credits as a percent of pay and annual fixed interest rate credits to participants’ account balances. In 2003 the cost of these contributions was $9,521 in the case of Mr. Sprouls, $20,780 in the case of Mr. Gault, $11,390 in the case of Mr. Short and $3,111 in the case of Mr. Hightower.

(ii)	Prior to May 11, 2004 Vivendi Universal maintained an executive supplemental pension plan to provide additional payments on an unfunded basis to certain managers and executives. In 2003 the cost of these contributions was $6,748 in the case of Mr. Sprouls, $26,000 in the case of Mr. Gault, $14,000 in the case of Mr. Short, and $2,166 in the case of Mr.Hightower.

(iii)	Prior to May 11, 2004 Vivendi Universal also matched contributions made by employees under the Vivendi Universal 401(k) Plan. In 2003 the cost of these contributions was $3,600 in the case of Mr. Sprouls, $3,657 in the case of Mr. Gault, $7,200 in the case of Mr. Short and $1,800 in the case of Mr. Hightower.

(iv)	We match contributions made by employees under our deferred compensation plan. In 2003 the cost of these contributions for Ms. Hofmann was $6,188. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

(v)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2003 the cost of these contributions was $8,000 in the case of Ms. Hoffman and $8,000 in the case of Mr. Florell.

(5)	As a result of the NBC Universal Transaction, Vivendi Universal Entertainment ceased to be a participant in the Vivendi Universal 401(k) Plan, the Vivendi Universal Retirement Account Plan, the Vivendi Universal Supplemental Retirement Account Plan and the Universal Studios, Inc. Supplemental Executive Retirement Plan. Set out below is a summary of the changes resulting from Vivendi Universal Entertainment ceasing to be a participant following the NBC Universal Transaction:

(i)	The participants in the Vivendi Universal 401(k) Plan as of May 11, 2004 became 100% vested in such plan. As a result, participants were eligible to take a distribution from the plan. If their account balance was greater than $5,000, they could leave their monies in the plan until no later than age 70 1/2.

(ii)	Members of the Vivendi Universal Retirement Account Plan as of May 11, 2004 became 100% vested in such plan. Members were eligible to take a distribution from the plan or if their account balance was greater than $5,000, they could leave their monies in the plan until no later than age 65.

(iii)	Members of the Vivendi Universal Supplemental Retirement Account Plan as of May 11, 2004 became 100% vested in the plan. Distributions from the plan began in August 2004 and continue to be distributed unless a member’s account balance is greater than $25,000 and an election is on file to defer their distribution to a later date.

(iv)	Prior to the establishment of the Vivendi Universal Supplemental Retirement Account Plan the Universal Studios, Inc. Supplemental Executive Retirement Plan was maintained to provide additional payments on an unfunded basis to certain managers and executives. As of May 11, 2004, participants in the Universal Studios, Inc. Supplemental Executive Retirement Plan had a status change to terminated. Distributions based on their election on file were processed following a valuation on June 30, 2004.

The effect of the foregoing on each named executive officer and such named executive officer’s response is described below.

	Action	Result
John R. Sprouls
Vivendi Universal Entertainment 401(k) Plan	Elected to take a distribution from his account.	$309,360 was distributed on 06/08/2004

Pension Plan	Currently has an account balance.	$277,802 account balance on 05/11/2006

Supplemental Pension Plan	Account was distributed to member.	$187,279 was distributed on 08/01/2004

Robert K. Gault, Jr.
Vivendi Universal Entertainment 401(k) Plan	Elected to take a distribution from his account.	$204,514 was distributed on 08/25/2004

Pension Plan	Elected to take a distribution from his account.	$139,092 was distributed on 09/01/2004

Supplemental Pension Plan	Deferral on file.	$208,988 account balance as of 05/11/2004

Supplemental Executive Retirement Plan	Account was distributed to member.	$100,179 was distributed on 08/20/2004

Michael J. Short
Vivendi Universal Entertainment 401(k) Plan	Elected to take a distribution from his account.	$254,208 was distributed on 10/06/2004

Pension Plan	Elected to take a distribution from his account.	$96,521 was distributed on 12/01/2004

Supplemental Pension Plan	Account was distributed to member.	$76,070 was distributed on 09/01/2004

J. Michael Hightower
Vivendi Universal Entertainment 401(k) Plan	Deferral on file.	$82,925 account balance on 05/11/2004

Pension Plan	Elected to take a distribution from his account.	$56,905 was distributed on 09/01/04

Supplemental Pension Plan	Elected to take a distribution from his account.	$39,911 was distributed on 8/20/2004

(6)	During 2005, 2004, and 2003, Mr. Sprouls, Mr. Gault, Mr. Short and Mr. Hightower were employees of Vivendi Universal Entertainment, and we reimburse Vivendi Universal Entertainment or its affiliates for the pro rata cost of their employment compensation based on the time they spend working on UCDP matters.

In 2005, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault’s, Mr. Short’s and Mr. Hightower’s employment compensation, and 50% of the cost of Mr. Sprouls’ employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable executive officer.

In 2004, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault’s and Mr. Short’s employment compensation, 50% of the cost of Mr. Sprouls’ employment compensation and 60% of the cost of Mr. Hightower’s employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable executive officer

In 2003, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault’s and Mr. Short’s employment compensation, 50% of the cost of Mr. Sprouls’ employment compensation and 25% of the cost of Mr. Hightower’s employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable executive officer.

Retirement benefits

Mr. Sprouls, Mr. Gault, Mr. Short and Mr. Hightower participate in GE’s pension plan (the “GE Pension Plan”). Under this plan, employees are generally eligible to retire with unreduced benefits at age 60 or later, and with Social Security benefits at age 62 or later. The approximate annual retirement benefits provided under the GE Pension Plan for employees in higher salary classifications retiring at age 62 or later are shown in the table below.

Amounts shown as “earnings credited for retirement benefits” in this table represent the average annual covered compensation paid for the highest 36 consecutive months out of the last 120 months prior to retirement. For 2005, covered compensation for Mr. Sprouls, Mr. Gault and Mr. Short is the same as the total of their salary and bonus amounts shown in Summary compensation table above. As of March 30, 2006, these executive officers had 22.5 months of service under the plan. The approximate annual retirement benefits provided under the retirement plans are computed on a straight-life annuity basis and are payable in fixed monthly payments for life, with a guaranteed minimum term of five years.

Earnings credited for retirement benefits	Years of service at retirement
	5	10	15	20
$250,000	$38,199	$58,819	$79,438	$100,057
500,000	60,074	102,569	145,063	187,557
750,000	81,949	146,319	210,688	275,057
1,000,000	103,824	190,069	276,313	362,557

Note: The amounts shown above are applicable to employees retiring in 2006 at age 62 and assumes employee was first eligible to participate in the GE Pension Plan before January 1, 2005.

Employment agreements

Mr. Robert K. Gault, Jr., Mr. John R. Sprouls, Mr. Michael J. Short and Mr. J. Michael Hightower are parties to employment agreements with Universal Studios, Inc., which have been assumed by Vivendi Universal Entertainment, and Mr. Richard Florell and Ms. Gretchen Hofmann are each a party to an employment agreement with UCDP. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement.

Robert K. Gault, Jr.

Universal Studios, Inc. has an employment agreement with Mr. Gault, which has been assumed by Vivendi Universal Entertainment, pursuant to which he serves as President and Chief Executive Officer, UCDP. The term of the agreement continues through April 30, 2008, and if Universal Studios, Inc. continues Mr. Gault’s employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Gault receives a base annual salary and is eligible to participate in UCDP’s Long-Term Incentive Plan and other benefit plans that are generally available to employees of Universal Studios, Inc. In the event of termination for cause or in the case of death, Mr. Gault or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of involuntary termination (or termination without cause), Mr. Gault is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Universal Studios, Inc.’s employees, consultants or representatives to leave their employment or to work for competitors.

John R. Sprouls

Universal Studios, Inc. has an employment agreement with Mr. Sprouls, which has been assumed by Vivendi Universal Entertainment pursuant to which he serves as Executive Vice President, Human Resources, Legal & Business Affairs for Universal Parks & Resorts. Mr. Sprouls also serves as President/Chief Executive Officer of each of the issuers. The term of the agreement continues through December 6, 2006, and if Universal Studios, Inc. continues Mr. Sprouls’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Sprouls receives a base annual salary and is eligible to participate in UCDP’s Long-Term Incentive Plan, annual incentive plan, and other benefit plans that are generally available to employees of Universal Studios, Inc. In the event of termination for cause or in the case of death, Mr. Sprouls or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of involuntary termination (or termination without cause), Mr. Sprouls is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Universal Studios, Inc.’s employees, consultants or representatives to leave their employment or to work for competitors.

Michael J. Short

Mr. Short has an employment agreement with Universal Studios, Inc. which has been assumed by Vivendi Universal Entertainment, that continues through August 31, 2007. Under the agreement, Mr. Short serves as UCDP’s Executive Vice President and Chief Financial Officer. Additionally, Mr. Short serves as Treasurer/Chief Financial Officer of UCHC. In addition to receiving a base salary, Mr. Short is eligible to participate in UCDP’s Long-Term Incentive Plan, UCDP’s annual incentive plan, and other benefit plans that are generally available to employees of Universal Studios, Inc. In the event of termination for cause, Mr. Short receives accrued but unpaid base salary due through the termination date and other unpaid amounts due under benefit plans or programs. In the event of involuntary termination, Mr. Short’s base salary and benefits (with the exception of certain specified types of plans) will continue through the expiration of the term of the agreement, provided that he continues to adhere to certain provisions under the agreement including the confidentiality, non-compete and non-solicitation covenants. If there is a termination due to death or disability, in addition to receiving his accrued but unpaid salary and benefits for the periods set forth in the agreement, Mr. Short would also be entitled to a pro rata portion of his bonus for the year of termination.

Gretchen Hofmann

UCDP has an employment agreement with Ms. Hofmann for her services as Senior Vice President, Sales and Marketing. We previously exercised the first option to extend this agreement through March 18, 2005, and on December 1, 2004, we exercised our second option for extending this agreement commencing March 19, 2005 and continuing through March 18, 2007. Under the employment agreement, Ms. Hofmann may be terminated “for cause,” which includes a material failure to perform her duties or failure to comply with UCDP’s policies, or in the event she has suffered a permanent and total disability preventing her from performing her duties. Ms. Hofmann is eligible to receive a target incentive bonus of 30% of base salary. Ms. Hofmann’s benefits also include participation in UCDP’s Long-Term Incentive Plan and UCDP’s 401(k) plan. Pursuant to the employment agreement, Ms. Hofmann is subject to a standard employee confidentiality and non-disclosure agreement.

J. Michael Hightower

Mr. Hightower is currently serving as the Senior Vice President of Technical Services for UCDP. Mr. Hightower has an employment agreement with Universal Studios, Inc., which has been assumed by Vivendi Universal Entertainment, continuing until August 27, 2007. Under the employment agreement, Mr. Hightower may be terminated “for cause,” which includes a material failure to perform his duties or failure to comply with UCDP’s policies, or in the event he has suffered a permanent and total disability preventing him from performing his duties. Mr. Hightower is eligible to receive a target incentive bonus of 30% of base salary. Mr. Hightower’s benefits also include participation in UCDP’s Long-Term Incentive Plan and UCDP’s 401(k) plan. Pursuant to the employment agreement, Mr. Hightower is subject to a standard employee confidentiality and non-disclosure agreement.

Richard T. Florell

Mr. Florell is currently serving as Senior Vice President/General Manager of Resort Revenue Operations for UCDP. Mr. Florell has an employment agreement in force with UCDP that became effective on December 4, 2002. The initial duration of the agreement was set forth at three years (December 4, 2005) and has since been extended until December 3, 2007. Under the employment agreement, Mr. Florell may be terminated “for cause,” which includes a material failure to perform his duties or failure to comply with UCDP’s policies, or in the event he has suffered a permanent and total disability preventing his from performing her duties. Mr. Florell is eligible to receive a target incentive bonus of 30% of base salary. Mr. Florell’s benefits also include participation in UCDP’s Long-Term Incentive Plan and UCDP’s 401(k) plan. Pursuant to the employment agreement, Mr. Florell is subject to a standard employee confidentiality and non-disclosure agreement.

2004 Long-Term Incentive Plan

UCDP’s Long-Term Incentive Plan provided key employees the opportunity to benefit from UCDP’s growth in value. Employees who were eligible to participate in the plan were limited to UCDP’s Executive Committee members, UCDP’s business unit heads and a select group of UCDP’s Universal Parks & Resorts senior executives. Under the plan, which was administered by UCDP’s Park Advisory Board, each participant was granted one or more Value Appreciation Rights (“VARs”) that became exercisable and payable on January 1, 2005. The value of a VAR was generally based on the growth in market value of the equity interests of the ownership partners (Blackstone and Vivendi Universal Entertainment) in UCDP. A pool was established for valuing the VARs and such pool was equal to 2% of the growth in UCDP’s equity value. The value of a VAR was calculated by dividing the total pool value by the total number of outstanding VARs. Under the plan, all awards were paid in cash. If a participant ceased to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continued under the plan and were pro-rated. Where there was a termination (other than for cause), the participant was not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least six months. If a person ceased to be employed by UCDP or Universal Parks & Resorts for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted were canceled. The Long-Term Incentive Plan was paid out in February 2005.

2007 Long-Term Incentive Plan

On September 6, 2005, the Park Advisory Board of UCDP approved the Long-Term Growth Plan effective as of January 1, 2005. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more VARs. The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners and NBC Universal, Inc.) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled.

Annual Incentive Plan

Our Annual Incentive Plan provides our executive team the opportunity to benefit from our business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in the plan are limited to our executive employees at a Director level or above who do not participate in a Sales Incentive Plan. Under the plan, which is administered by our Compensation department, each participant has a bonus target generally based on their level in the organization. Each year participants and their managers create individual objectives which support the overall operating plan. At the conclusion of the fiscal year the individual objectives are evaluated and an overall personal performance percentage is assigned to them. Concurrently, company performance is determined by operating performance of UCDP. Payout is then based on the target multiplied by personal performance multiplied by company performance. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause) they will participate in the plan on a pro-rata basis. If a person ceases to be employed by us or Vivendi Universal Entertainment for reasons other than retirement, disability, death or termination (other than for cause) prior to plan payout their participation in the plan is terminated and no plan payments are made.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13. Certain Relationships and Related Transactions

Vivendi Universal Entertainment’s special fee

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2003, 2004 and 2005, the special fee payable was $30.6 million, $36.6 million, and $35.3 million, respectively. For 2003, 2004 and 2005, the interest incurred on the deferred special fee payable to an affiliate of Vivendi Universal Entertainment was $4.9 million, $6.1 million, and $1.6 million, respectively.

Under UCDP’s senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different leverage ratios. These ratios were met as of December 31, 2004 and December 31, 2005. Historically, the special fee related to Universal’s Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal’s Islands of Adventure in an aggregate amount equal to $234.7 million. Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can be paid when certain leverage ratios are met. During December 2004, Holdings used $70.0 million of the proceeds from the issuance of the May 2010 bonds to purchase from Vivendi Universal Entertainment its right to receive from UCDP the most recently accrued $70.0 million of deferred special fees relating to Universal’s Islands of Adventure. As our financial statements consolidate UCDP, this receivable has been eliminated. Also during December 2004, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under UCDP’s credit agreements, the April 2010 notes or the May 2010 notes.

During 2004 and 2005, we paid total fees of $85.6 million and $73.6 million, respectively, to Vivendi Universal Entertainment. At December 31, 2004, the amount due to Vivendi Universal Entertainment included $10.1 million and $7.8 million, respectively, related to the current and deferred portion of the special fees payable. Additionally, at December 31, 2004, we had long-term deferred special fees payable to Vivendi Universal Entertainment of $26.6 million. During 2005, we paid all deferred special fees payable to Vivendi Universal Entertainment and thus as of December 31, 2005 the amount due to Vivendi Universal Entertainment included $7.8 million of special fees payable which was exclusively comprised of the current portion.

Partner distributions

In 2003, 2004 and 2005, respectively, we paid an aggregate of $10.0 million, $455.0 million and $20.0 million in distributions to our partners.

Other Partner Matters

In late 2004, our partners entered into an amended and restated partners’ agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in us, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in us to a third party provided the other party be permitted to require the third party to purchase such other party’s interest in us at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in us without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties’ interest in us to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of us, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in us are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in us is not a “change of control” for the purposes of the May 2010 notes and UCDP’s amended and restated credit facilities and the April 2010, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a “change of control”.

Reimbursement of UCDP’s manager’s costs

Our manager, Vivendi Universal Entertainment, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of our partnership agreement. In 2003, 2004 and 2005, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $36.7 million, $27.2 million, and $21.8 million, respectively. Goods and services provided by Vivendi Universal Entertainment include:

•	Insurance—affiliates of our manager, Vivendi Universal, S.A. prior to May 11, 2004 and GE through NBC Universal subsequent to May 11, 2004, arrange multi-layered insurance coverage for our operations. We believe these insurance programs generally provide broader coverage at lower annual premiums than we could purchase on a standalone basis. In 2003, 2004 and 2005, the cost of insurance coverage allocated to us was $13.7 million, $11.6 million, and $8.6 million, respectively.

•	Creative Services—Universal Parks & Resort’s creative group designs new rides and attractions for all theme parks owned or operated by Vivendi Universal Entertainment. Costs for the creative group, which includes salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. In 2003, 2004 and 2005, the costs of the creative group allocated to us were $7.0 million, $4.6 million, and $3.3 million, respectively.

•	Merchandise—Vivendi Universal Entertainment manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Vivendi Universal Entertainment allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. In 2003, 2004 and 2005, the costs of merchandise management allocated to us were $3.4 million, $2.5 million, and $2.2 million, respectively. In addition, we purchase merchandise directly from an affiliate of Vivendi Universal Entertainment from time to time based upon specific needs. In 2003, 2004 and 2005, these purchases amounted to $0.8 million, $0.3 million, and $0.1 million, respectively.

•	Shared Executive Salaries—a number of our senior executives are employees of Vivendi Universal Entertainment or its affiliates. Vivendi Universal Entertainment allocates the full cost of the amount of time dedicated to our activities by each employee. In 2003, 2004 and 2005 the total amount of these costs allocated to us was $4.3 million, $3.7 million, and $2.1 million, respectively.

•	General Overhead—We also reimburse Vivendi Universal Entertainment for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to finance and legal services, international marketing, information systems and overhead. In addition, Vivendi Universal Entertainment and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Vivendi Universal Entertainment. In 2003, 2004, and 2005, the total amount of these costs allocated to us was $7.5 million, $4.4 million, and $5.5 million, respectively.

Transactions with certain CityWalk operations

Vivendi Universal Entertainment has an indirect interest in certain of the restaurants and retail outlets in CityWalk.

Vivendi Universal Entertainment, through a subsidiary, owns several retail stores, including Dapy, Glow and the Universal Studios Store, that lease space in CityWalk from us under customary and market lease agreements. In January 2006, Glow ceased operations at CityWalk. In 2003, 2004 and 2005, the total rent earned by us for these stores was $0.7 million, $0.8 million and $0.7 million, respectively. During September 2005, rent and the management fees at the Dapy and Glow locations were suspended. Pursuant to management agreements, we have been managing the Universal Studios Store since 2002, and in 2003 began managing both Dapy and Glow. We are paid a management fee of 5% of the gross sales generated at each store. In 2003, 2004 and 2005, the management fee earned by us was $0.2 million per year.

Vivendi Universal Entertainment indirectly owns 50% of the Hard Rock Cafe/Hard Rock Live venue located in CityWalk and pays us rent of 2.5% of revenue in addition to reimbursing us for certain common area expenses. In 2003, 2004 and 2005, the total amount paid to us was $1.2 million, $1.3 million and $1.4 million, respectively.

Formerly, Vivendi Universal Entertainment indirectly owned 80% and we owned the remaining 20% of Motown Cafe Orlando L.P., LLLP (“Motown”), which owns a restaurant in CityWalk. Motown leased space in CityWalk from us under a customary and market lease agreement. In 2003 and 2004, the total rent earned by us was $0.9 million and $1.0 million, respectively. We also operated and managed the Motown for which we were paid a management fee of 5% of restaurant revenues. In 2003 and 2004, the total management fees earned by us was $0.2 million per year. In addition, we incurred various costs on behalf of Motown including payroll, property taxes, food purchases and are reimbursed for those costs. In 2003 and 2004, the total amounts incurred from Motown for these expenses were $2.5 million and $2.8 million, respectively. On December 31, 2004, Motown was dissolved, and the lease in CityWalk with Motown was terminated. In return, ownership of the leasehold improvements was transferred from Motown to us. As of January 1, 2005, the restaurant ceased to be operated as a Motown Cafe.

Advisory services agreement

In July 2002, UCDP entered into an Advisory Services Agreement with Vivendi Universal Entertainment and Blackstone. Under the terms of the Advisory Services Agreement, each of Vivendi Universal Entertainment and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Vivendi Universal Entertainment and Blackstone will each receive an annual advisory fee of $1.25 million. In 2003, 2004 and 2005, we incurred $2.5 million for the advisory fee.

Transactions with UCF Hotel Venture

Vivendi Universal Entertainment indirectly owns 25% of UCF Hotel Venture, which owns the three hotels at Universal Orlando Resort. We have a separate long-term ground lease relating to each hotel with UCF Hotel Venture. Under the leases, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues. In 2003, 2004, and 2005, the rent earned by us under the leases was $1.9 million, $2.0 million, and $7.7 million, respectively. The increase from 2004 to 2005 resulted from an improvement in UCF Hotel Venture’s cash available for distribution, which allowed us to enjoy an additional ground rent of $5.5 million after UCF Hotel Venture’s partners received a distribution equal to a set percentage of their original capital investment. There is an annual cap on the additional ground rent.

Hotel guests may charge theme park passes, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. In 2003, 2004 and 2005, total hotel room key charges from UCF Hotel Venture were $9.1 million, $9.3 million, and $8.4 million, respectively.

Reciprocal covenants and easement agreement

Under a Reciprocal Covenants and Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. In 2003, 2004 and 2005, UCF Hotel Venture’s portion of the total maintenance and operating costs related to transportation was $0.8 million, $1.1 million and $0.9 million respectively.

We are also required to maintain all Universal Orlando Resort common areas, such as roadways and non-transportation roadways. UCF Hotel Venture reimburses us on a graduating scale as hotels open. In 2003, 2004, and 2005, the total common area maintenance costs from UCF Hotel Venture were $0.3 million per year.

We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 3.5% of each hotel’s revenue to cover marketing costs. In 2003, 2004 and 2005, the total hotel marketing costs from UCF Hotel Venture was $6.6 million, $7.2 million, and $7.5 million, respectively.

Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. In 2003, 2004 and 2005, the total travel agent commissions earned through UCF Hotel Venture was $0.3 million, $0.3 million, and $0.2 million, respectively, and the amounts for credit card fees was $0.2 million, $0.2 million, and $0.1 million, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. In 2003, 2004 and 2005, the total booking fees UCF Hotel Venture earned by us was $0.2 million, $0.1 million and $0.1 million, respectively.

Transactions with other theme parks owned by Vivendi Universal Entertainment

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando. We participate with other Orlando theme parks, including Wet n Wild®, in an Orlando FlexTicket program which we manage and which permits a customer to visit our theme parks, Wet n Wild®, Sea World® Orlando and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicket program. In 2003, 2004 and 2005, our share of revenue from the Orlando FlexTicket program was $31.6 million, $40.6 million and $44.2 million, respectively. In 2003, 2004 and 2005, Wet n Wild®’s share was $6.0 million, $7.7 million and $8.3 million, respectively.

We purchase food and alcohol supplies for Wet n Wild® to enable Wet n Wild® to benefit from our purchasing relationships. Although Wet n Wild® does not pay us a fee or commission for this service we benefit from lower food and alcohol prices as a result of our increased buying power.

For our rides and attractions that are also developed for other Universal theme parks by the creative group of Vivendi Universal Entertainment, we share research and development costs. These costs are allocated pro rata among the various Universal theme parks that are building the ride or attraction.

From time to time we may enter into arrangements with other theme parks owned or operated by Vivendi Universal Entertainment to share the expertise of certain employees with other parties. We may enter into similar arrangements with other theme parks that Vivendi Universal Entertainment or its affiliates may develop in the future. Services rendered to affiliates are either reimbursed or paid directly by the affiliate.

Transactions with NBC Universal and GE

As a result of the NBC Universal Transaction we are realizing synergies with other NBC Universal businesses which include cross-promotion with a variety of NBC Universal television and cable services, in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in our parks. During the period from the closing of the NBC Universal Transaction to December 31, 2004 and during the year ended December 31, 2005, we received advertising/promotional time from NBC Universal and NBC Universal received visual identification in our theme parks. We estimate the value of both sides of this transaction during 2004 and 2005 to be $1.6 million and $3.0 million, respectively.

At the suggestion of NBCU, costs were incurred to upgrade UCHC’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. The Partners agreed that we will pay for these costs. Total costs incurred through December 31, 2005 were approximately $4.1 million, of which approximately $2.0 million was capitalized as property and equipment and approximately $2.1 million was expensed within other costs and operating expenses. Of the total costs incurred, as of December 31, 2005, UCHC owed NBCU $1.7 million as a reimbursement for costs paid by NBCU.

We lease certain trailers through a subsidiary of GE. During the year ended December 31, 2005, the cost of these leases was approximately $0.2 million. The leases expire in 2008, while the minimum future lease payments under the leases totaled approximately $0.5 million as of December 31, 2005. These leases existed prior to the NBC Universal Transaction.

Blackstone loans

In late 2004, JPMorgan Chase Bank and another lender made loans to our equity holders that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in us and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in five years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. All future distributions received by the borrowers from us are to be applied to the payment of interest and repayment of the loans. It is anticipated that the only assets of the borrowers will be their equity interests in us.

Transactions with Blackstone

We utilize SunGard Data Systems, Inc. (“SunGard”) for our disaster recovery services. SunGard was acquired on August 11, 2005 through a merger transaction involving Blackstone among others. Our use of SunGard predates the merger transaction, and the transacted services are result of arms length negotiations. During the year ended 2005, the total cost of these services was approximately $0.2 million.

Consultant agreement

In 1987, UCDP entered into an agreement with Steven Spielberg (the “Consultant”) to supply consulting services for a fee based on our gross revenues. Diamond Lane Productions, the entity to which he has assigned his rights, is also entitled to a fee based on the gross revenues of all gated motion picture and/or television themed attractions owned or operated, in whole or in part, by (or pursuant to a license from) us, or MCA Inc. (now Universal Studios, Inc.), any of our partners or any of their affiliates (“comparable projects”), other than at Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan, which is partially owned by affiliates of Vivendi Universal Entertainment. It is possible that comparable projects will be created in the future that would fall under the consulting agreement.

For 2003, 2004 and 2005, the fees incurred by us under this agreement for our parks were approximately $15.5 million, $18.5 million and $17.8 million, respectively. Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees were approximately $23.9 million and $3.7 million, respectively, as of December 31, 2004 and December 31, 2005. These amounts were paid in the following year. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right under certain circumstances to terminate the periodic payments under the agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in our parks and all comparable projects that have been open at that time for at least one year. If the parties cannot agree on the fair market value of that interest, it will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the consulting agreement related to any comparable project that is not owned or controlled by us. Under the terms of the May 2010 notes, the April 2010 notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant agreement would be a permitted lien.

On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserts that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report), subject to execution of mutually agreed settlement documentation. Although the parties appear to have reached a resolution in principle, because a settlement agreement is not yet finalized, there can be no assurances that this matter is resolved. The resolution is within the amount accrued for the loss contingency.

Item 14. Principal Accounting Fees and Services

Audit Fees

Fees for audit services totaled approximately $558,000 and $580,000 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Principal Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Ernst & Young LLP described above were approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	Combined Financial Statements.

Combined Financial Statements are listed in the Index to Combined Financial Statements on page 42 of this report.

(2)	Combined Financial Statement Schedules.

No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the financial statements or the notes thereto.

(b)	Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. I, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.2	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. II, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.3	Articles of Incorporation of UCFH I Finance, Inc. Previously filed as Exhibit 3.5 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.4	Bylaws of UCFH I Finance, Inc. Previously filed as Exhibit 3.6 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.5	Articles of Incorporation of UCFH II Finance, Inc. Previously filed as Exhibit 3.7 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.6	Bylaws of UCFH II Finance, Inc. Previously filed as Exhibit 3.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.1	Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. Previously filed as Exhibit 4.1 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.2	Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.3	Registration Rights Agreement dated December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.4	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.5	Articles of Incorporation of UCDP Finance incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.6	Bylaws of UCDP Finance incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.7	Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.8	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.9	Subordination Agreement dated as of March 28, 2003, among Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.10	Calculation Agency Agreement among the Issuers and The Bank of New York Trust Company, N.A. dated as of December 9, 2004. Previously filed as Exhibit 4.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.1	Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.2	License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.3	UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.4	Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001. Previously filed as Exhibit 10.4 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.5	Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.6	UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.7	Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.8	Employment Agreement dated as of December 7, 1999, between Universal Studios, Inc. and John Sprouls. Previously filed as Exhibit 10.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.9	Amendment to Employment Agreement of John Sprouls dated as of October 11, 2001. Previously filed as Exhibit 10.9 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.10	Extension of Employment Agreement of John Sprouls dated August 22, 2002. Previously filed as Exhibit 10.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.11	Amendment to Employment Agreement of John Sprouls dated July 8, 2003. Previously filed as Exhibit 10.11 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.12	Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.13	Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.14	Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.15	Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.16	Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.17	Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.18	Amendment No. 3 dated as of January 9, 2004 to Agreement of Limited Partnership of JB/ Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC. Previously filed as Exhibit 10.19 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.19	Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida, City of Orlando Florida Community Redevelopment Agency and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

*10.20	Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

Exhibit Number	Exhibit Description
*10.21	Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi UniversalEntertainment LLLP and Universal City Development Partners, Ltd. Previously filed as Exhibit 10.22 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.22	Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.23	Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.24	Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

10.25	Amendment to UCDP Variable Deferred Compensation Plan. Previously filed as Exhibit 10.26 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.26	Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.27 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.27	Amendment Number One to Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.28 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.28	The Schwabplan Directed Employee Benefit Trust Agreement. Previously filed as Exhibit 10.29 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.29	Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on December 15, 2004 (registration number 333-108661).

10.30	Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004. Previously filed as Exhibit 10.31 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.31	Extension of Employment Agreement of Gretchen Hoffmann, dated December 1, 2004. Previously filed as Exhibit 10.32 to our registration statement on Form S-4 filed March 22, 2005 (registration number 333-122778).

10.32	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.1 to our report on Form 10-Q filed August 15, 2005.

10.33	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed September 9, 2005.

10.34	Employment Agreement between Vivendi Universal Entertainment LLLP and Michael Short, dated April 4, 2005.

10.35	Employment Agreement between Universal Studios, Inc. and J. Michael Hightower, dated April 25, 2002.

10.36	Employment Agreement between Universal City Development Partners, Ltd. and Richard Florell, dated June 26, 2002.

10.37	Extension of Employment Agreement of J. Michael Hightower dated September 29, 2003.

10.38	Extension of Employment Agreement of J. Michael Hightower dated August 28, 2004.

10.39	Employment Agreement Option Letter of Richard Florell dated June 14, 2005.

10.40	Employment Agreement between Vivendi Universal Entertainment LLLP and Robert Gault, Jr. dated October 12, 2004.

12.1	Computation of Ratios of earnings to fixed charges for the years ended December 31, 2005, December 31, 2004 and December 27, 2003

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics

14.2	General Electric Company Code of Conduct

21.1	List of Subsidiaries of Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc. and UCFH II Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Florida Holding Co. I’s, Universal City Florida Holding Co. II’s, UCFH I Finance, Inc.’s and UCFH II Finance, Inc’s Registration Statement on Form S-4 filed on February 14, 2005, registration number 333-122778.

Exhibit Number	Exhibit Description
31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: March 30, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: March 30, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: March 30, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: March 30, 2006	By:	/s/ Michael J. Short
	Name:	Michael J. Short
	Title:	Treasurer/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOHN R. SPROULS John R. Sprouls	President/Chief Executive Officer (principal executive officer) of Universal City Florida Holding Co. I and UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc. and Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	March 30, 2006

/s/ MICHAEL J. SHORT Michael J. Short	Treasurer/Chief Financial Officer (principal financial and accounting officer) of Universal City Florida Holding Co. I and UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc.	March 30, 2006

/s/ THOMAS L. WILLIAMS Thomas L. Williams	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II and Director and Chairman of UCFH I Finance, Inc. and UCFH II Finance, Inc.	March 30, 2006

/s/ PATRICIA E. HUTTON Patricia E. Hutton	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	March 30, 2006

/s/ HOWARD A. LIPSON Howard A. Lipson	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II and Director of UCFH I Finance, Inc. and UCFH II Finance, Inc.	March 30, 2006

/s/ MICHAEL S. CHAE Michael S. Chae	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	March 30, 2006

/s/ DAVID S. BLITZER David S. Blitzer	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	March 30, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. I, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.2	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. II, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.3	Articles of Incorporation of UCFH I Finance, Inc. Previously filed as Exhibit 3.5 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.4	Bylaws of UCFH I Finance, Inc. Previously filed as Exhibit 3.6 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.5	Articles of Incorporation of UCFH II Finance, Inc. Previously filed as Exhibit 3.7 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.6	Bylaws of UCFH II Finance, Inc. Previously filed as Exhibit 3.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.1	Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. Previously filed as Exhibit 4.1 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.2	Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.3	Registration Rights Agreement dated December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.4	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.5	Articles of Incorporation of UCDP Finance incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.6	Bylaws of UCDP Finance incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.7	Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.8	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.9	Subordination Agreement dated as of March 28, 2003, among

Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.10	Calculation Agency Agreement among the Issuers and The Bank of New York Trust Company, N.A. dated as of December 9, 2004. Previously filed as Exhibit 4.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.1	Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.2	License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.3	UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.4	Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001. Previously filed as Exhibit 10.4 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.5	Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.6	UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.7	Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.8	Employment Agreement dated as of December 7, 1999, between Universal Studios, Inc. and John Sprouls. Previously filed as Exhibit 10.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.9	Amendment to Employment Agreement of John Sprouls dated as of October 11, 2001. Previously filed as Exhibit 10.9 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.10	Extension of Employment Agreement of John Sprouls dated August 22, 2002. Previously filed as Exhibit 10.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.11	Amendment to Employment Agreement of John Sprouls dated July 8, 2003. Previously filed as Exhibit 10.11 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.12	Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.13	Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.14	Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.15	Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.16	Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.17	Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.18	Amendment No. 3 dated as of January 9, 2004 to Agreement of Limited Partnership of JB/ Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC. Previously filed as Exhibit 10.19 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.19	Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida, City of Orlando Florida Community Redevelopment Agency and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

*10.20	Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

Exhibit Number	Exhibit Description

*10.21	Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi UniversalEntertainment LLLP and Universal City Development Partners, Ltd. Previously filed as Exhibit 10.22 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.22	Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.23	Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.24	Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

10.25	Amendment to UCDP Variable Deferred Compensation Plan. Previously filed as Exhibit 10.26 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.26	Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.27 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.27	Amendment Number One to Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.28 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.28	The Schwabplan Directed Employee Benefit Trust Agreement. Previously filed as Exhibit 10.29 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.29	Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on December 15, 2004 (registration number 333-108661).

10.30	Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004. Previously filed as Exhibit 10.31 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.31	Extension of Employment Agreement of Gretchen Hoffmann, dated December 1, 2004. Previously filed as Exhibit 10.32 to our registration statement on Form S-4 filed March 22, 2005 (registration number 333-122778).

10.32	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.1 to our report on Form 10-Q filed August 15, 2005.

10.33	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed September 9, 2005.

10.34	Employment Agreement between Vivendi Universal Entertainment LLLP and Michael Short, dated April 4, 2005.

10.35	Employment Agreement between Universal Studios, Inc. and J. Michael Hightower, dated April 25, 2002.

10.36	Employment Agreement between Universal City Development Partners, Ltd. and Richard Florell, dated June 26, 2002.

10.37	Extension of Employment Agreement of J. Michael Hightower dated September 29, 2003.

10.38	Extension of Employment Agreement of J. Michael Hightower dated August 28, 2004.

10.39	Employment Agreement Option Letter of Richard Florell dated June 14, 2005.

10.40	Employment Agreement between Vivendi Universal Entertainment LLLP and Robert Gault, Jr. dated October 12, 2004.

12.1	Computation of Ratios of earnings to fixed charges for the years ended December 31, 2005, December 31, 2004 and December 27, 2003

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics

14.2	General Electric Company Code of Conduct

21.1	List of Subsidiaries of Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc. and UCFH II Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Florida Holding Co. I’s, Universal City Florida Holding Co. II’s, UCFH I Finance, Inc.’s and UCFH II Finance, Inc’s Registration Statement on Form S-4 filed on February 14, 2005, registration number 333-122778.

Exhibit Number	Exhibit Description

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.