Form 10-K
period 2006-12-31
Universal City Florida Holding Co. I; Universal City Florida Holding Co. II; UCFH I Finance, Inc.; UCFH II Finance, Inc.
filed 2007-04-02
CIK 1314357, 1314358, 1314359, 1314360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

As of April 2, 2007 there were 100 shares of common stock of both UCFH I Finance, Inc. and UCFH II Finance, Inc., outstanding, all of which were held by affiliates; not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

DOCUMENTS INCORPORATED BY REFERENCE

None.

T ABLE OF CONTENTS

Item 1.	Business

Certain definitions

All references in this Form 10-K to “Universal Orlando”, “we”, “us”, “our”, the “Company”, the “Issuers” or “UCHC” refer to “Holding I”, “Holding II”, “UCFH I Finance” and “UCFH II Finance”, and their respective subsidiaries, collectively the registrant. “Holding I” refers to Universal City Florida Holding Co. I, and “Holding II” refers to Universal City Florida Holding Co. II. “Holdings” refers collectively to Holding I and Holding II. “UCFH I Finance” refers to UCFH I Finance, Inc., and “UCFH II Finance” refers to UCFH II Finance, Inc. “Finance” refers to UCFH I Finance and UCFH II Finance collectively. “UCDP” refers to Universal City Development Partners, Ltd., a Florida limited partnership of which Holding I is the sole limited partner and Holding II is the sole general partner. “Universal Orlando Resort” refers to the resort in Orlando, Florida, which includes our two theme parks (Universal Studios Florida and Universal’s Islands of Adventure), our entertainment complex (Universal CityWalk), and the three themed hotels owned by UCF Hotel Venture (in which Vivendi Universal Entertainment has an indirect minority interest and which are not part of our financial statements). The Portofino Bay Hotel, a Loews Hotel (or “The Portofino Bay Hotel”), The Hard Rock Hotel (or “The Hard Rock Hotel”) and The Royal Pacific Resort, a Loews Hotel (or “The Royal Pacific Resort”) comprise the UCF Hotel Venture. “CityWalk” refers to Universal CityWalk located at Orlando, Florida. “UCDP Finance” refers to UCDP Finance, Inc., a wholly owned subsidiary of UCDP. “Universal CPM” refers to Universal City Property Management II LLC, one of the partners in Holdings. “NBC Universal” refers to NBC Universal, Inc., the indirect majority parent of Vivendi Universal Entertainment. “Vivendi Universal Entertainment” refers to Vivendi Universal Entertainment LLLP, the parent company of Universal CPM and UCDP’s manager. “Blackstone” refers collectively to Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P. and Blackstone Family Media Partnership III L.P. and their subsidiaries who hold each of their respective interests in and are the remaining partners in Holdings. “Universal Parks & Resorts Vacations” refers to UCDP’s subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. “Universal Parks & Resorts” refers to a division of Vivendi Universal Entertainment. Our organizational structure is graphically depicted below. The “senior secured credit facility” or “senior secured credit agreement” refers to the term loan of UCDP (as evidenced by the Amended and Restated Credit Agreement dated as of December 9, 2004) which matures in 2011 and is included in our combined financial statements. The “April 2010 notes” refers to the 11.75% senior notes issued by UCDP which mature in April 2010 and are included in our combined financial statements. The “May 2010 notes” refers to the floating rate senior notes and the 8.375% senior notes issued by Holdings and Finance which mature in May 2010 and are included in our combined financial statements. These long-term borrowings are described more fully in note 5 to our combined financial statements in “Item 8. Financial Statements and Supplementary Data.”

Trademarks and Copyrights

Universal Studios Florida, Universal’s Islands of Adventure, Universal Studios, Universal Orlando, Universal CityWalk, TWISTER...Ride It Out, Earthquake—The Big One, E.T. Adventure, JAWS, The Flying Unicorn, Pteranadon Flyers, The Lost Continent, Poseidon’s Fury, The Eighth Voyage of Sindbad, Halloween Horror Nights, CityWalk and CityJazz are registered trademarks of Universal Studios. Bob Marley’s—A Tribute to Freedom, the groove, Revenge of the Mummy, Universal Parks & Resorts Vacations and Red Coconut Club are service marks of Universal Studios. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Dr. Doom’s Fearfall, Storm Force Accelatron, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights 2007 of Marvel and copyrights 2007 of Universal Studios. Barney and A Day in the Park with Barney are trademarks and copyrights 2007 of Lyons Partnership, L.P. The names and characters Barney, Baby Bop, BJ and Super-Dee-Duper are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Back to the Future and Back To The Future The Ride are registered trademarks and copyrights 2007 of Universal Studios/U Drive J.V. Jurassic Park, Jurassic Park River Adventure, Camp Jurassic, and Jurassic Park Discovery Center are a registered trademarks of Universal Studios/Amblin. Dudley Do Right’s Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto’s Bilge Rat Barges and all Popeye characters are trademarks and copyrights 2007 of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2 and Terminator are registered trademarks of StudioCanal Image S.A. Men In Black and Alien Attack are trademark and copyrights 2007 of Columbia Pictures Industries, Inc. Beetlejuice and

Beetlejuice’s Graveyard Revue are trademarks and copyrights 2007 of The Geffen Film Company and Universal Studios. Fear Factor is a trademark and copyright of Endemol Netherlands B.V., Inc. Nickelodeon, SpongeBob Squarepants, The Fairly Odd Parents, Hey Arnold!, Rugrats, The Adventures of Jimmy Neutron Boy Genius, Jimmy Neutron’s Nicktoon Blast, and all related titles, logos and characters are trademarks of Viacom International Inc. Woody Woodpecker’s KidZone and Woody Woodpecker’s Nuthouse Coaster are registered trademarks of Walter Lantz. Shrek 4-D are the trademarks and copyrights of DreamWorks Animation, LLC. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O’Brien’s is a copyright 2007 of Pat O’Brien’s Bar, Inc. Emeril’s is the registered trademark of Emeril Lagasse. Jimmy Buffett’s Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. NASCAR Sports Grille Orlando & NASCAR are registered trademarks of NASCAR, Inc. Bubba Gump Shrimp Co. is a trademark and copyright 2007 of Par, Pic. Cinnabon is the registered trademark of Cinnabon, Inc. Starbucks is a registered trademark of Starbucks Coffee Company. Blue Man Group is a registered trademark of Blue Man Productions, Inc. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce, Inc. Quiet Flight is the registered trademark of Quiet Flight Surf Shop, Inc. The Endangered Species Store is the registered trademark of Kupono Investment, Inc. NBA City is the registered trademark of NBA Properties, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney-MGM Studios and Disney’s Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet n Wild is the registered trademark of Wet’n Wild, Inc. SeaWorld, Discovery Cove and Busch Gardens are registered trademarks of Busch Entertainment Corporation.

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

Universal Studios Florida

Universal Studios Florida is a movie-based theme park designed to allow guests to become part of their favorite movies. Universal Studios Florida features a total of 20 rides, attractions and shows along with facades of famous film locations. Some of our current rides and shows are:

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

•

Beetlejuice’s Graveyard Revue™: A revue-style show featuring the official Universal monsters such as Frankenstein, Dracula and The Wolfman singing and dancing to rock ‘n roll classics. This show was redesigned during 2006 and won the “Big E” Entertainment Award presented by IAAPA for Best Overall Production, given to shows within various production budget ranges.

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

As of December 31, 2006, food and beverage facilities at Universal Studios Florida included two full service restaurants, four cafeteria-style facilities, providing a total of more than 3,800 seats, and 12 fast-food stands.

Universal’s Islands of Adventure

With 20 rides, attractions and shows, Universal’s Islands of Adventure won the 2006 Applause Award that is given out every two years by the International Association of Amusement Parks and Attractions to the theme park whose management, operations and creative accomplishments have inspired the amusement industry with their thought, originality and sound business development and was selected as the “World’s Top Theme Park” by Theme Park Insider in three of the last five years. This park combines advanced technology, innovative ride design and popular themes and characters to provide guests with exciting entertainment experiences drawn from the great stories of comics, movies, myth and books.

Visitors enter Universal’s Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by five distinct and individually themed islands:

•

Seuss Landing™: The beloved characters of Dr. Seuss come to life in Seuss Landing with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™, If I Ran The Zoo™ and The High In The Sky Seuss Trolley Train Ride™, which was opened during 2006 that allows guests to travel above Seuss Landing.

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

•

Marvel Super Hero Island®: Visitors to Marvel Super Hero Island discover superheroes and arch villains locked in battle in a place where good always triumphs over evil. Marvel Super Hero Island® employs a combination of motion simulation and theatrical production techniques to create a unique theme park experience for our guests with such rides as The Amazing Adventures of Spider-Man®, voted “Best Overall Attraction” by Theme Park Insider in 2002, 2003, 2004 and 2005; and “Best Dark Ride” by Amusement Today in 2006, the Incredible Hulk Coaster®, named the number one steel coaster in the world by the Discovery Channel on “Top Ten Coasters” in 2002; and Dr. Doom’s Fearfall®, where guests skyrocket 150 feet straight up and then plunge back to earth in less than 3 seconds.

As of December 31, 2006, food and beverage facilities at Universal’s Islands of Adventure included two full service restaurants, five cafeteria-style facilities, providing a total of more than 3,600 seats, and 15 fast-food and beverage stands. Universal’s Islands of Adventure also features Mythos, our award winning sit down restaurant that was named “World’s Best Theme Park Restaurant” by Theme Park Insider in 2004, 2005 and 2006.

CityWalk

CityWalk is a diverse collection of restaurants, retail outlets, nightclubs and a 20-screen cineplex located between the entrances to both Universal Studios Florida and Universal’s Islands of Adventure. The 30-acre complex offers free general admission, except for cover charges for admission to various night clubs or shows. General parking is free after 6:00 p.m. except on designated special event nights. Easily accessible by foot or boat from the three on-site hotels and our theme parks, CityWalk’s restaurants and storefronts offer a selection of daytime dining and shopping opportunities. In the evening, as guests emerge from our theme parks, CityWalk provides a comprehensive array of nighttime entertainment facilities, including dance clubs and live entertainment. Patrons of CityWalk can enjoy:

•

A wide variety of table service restaurants including Emeril’s® of Orlando, Hard Rock Cafe® Orlando, Jimmy Buffett’s® Margaritaville®, Latin Quarter™, NASCAR Sports Grille™ , NBA City® and Bubba Gump’s Shrimp Co. Restaurant and Market™, along with numerous fast-food venues featuring various themes designed to cater to a wide variety of tastes.

•

Nightclubs such as Bob Marley’s—A Tribute to FreedomSM, CityJazz®, the grooveSM, Pat O’Brien’s® Orlando and the Red Coconut Club that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett’s® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

•	The Hard Rock Live!® Orlando concert venue, which has featured such acts as Elton John, Elvis Costello, Maroon 5, Indigo Girls, Bonnie Raitt, Moody Blues, and Sheryl Crow.

•	Retail stores, such as Island Clothing Co., The Endangered Species Store®, Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.

•	A 20-screen movie theater which ranks in the top five in Orlando market share.

As of December 31, 2006, there were 33 facilities at CityWalk. We owned and operated 14 of these facilities and leased 19 to third parties and affiliated entities. We managed two of the facilities that we leased to third parties pursuant to management agreements. We also have an ownership interest in the form of joint ventures for three of the entities that lease establishments from us.

Seasonal Events

Universal Studios Florida and Universal’s Islands of Adventure hold a number of seasonal events in addition to the normal operations previously described. These events include our Macy’s Holiday Parade where we recreate the pageantry of the classic holiday parade, Mardi Gras where we set up our own French Quarter with a themed parade and live entertainment, and Halloween Horror Nights® where we transform the park into a nightmarish realm filled with terrifying haunted houses, scare zones, and hordes of ghoulish creatures lurking in the shadows.

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

•

The Cat in the Hat™, If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™ , The High in the Sky Seuss Trolley Train Ride! ™ and Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises.

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

DreamWorks

The term of the license agreement that Universal Studios, Inc. had with DreamWorks, L.L.C. and DreamWorks Animation, LLC, pursuant to which we held a sublicense allowing us to incorporate certain properties and elements owned or controlled by DreamWorks into our theme parks, was terminated on January 31, 2006; however the agreement provides for certain rights to be retained by Universal Studios Inc. under the “Post-Term Exploitation of Properties” section of such agreement. Pursuant to this section, we continue to hold a sublicense which allows us to continue to operate our Shrek 4-D™ attraction, use certain strolling characters, and develop and sell merchandise based upon DreamWorks properties we used prior to January 31, 2006, as long as we continue to pay to DreamWorks the applicable annual fees and merchandise royalties for such use. Additionally, if we want to exploit any other properties released by DreamWorks or DreamWorks Animation on or prior to January 31, 2006, we will need to give notice to DreamWorks, and commence paying the applicable fees, by the third anniversary of the domestic release by DreamWorks of such other property (which means that, on any date, we will lose the right to exploit such other DreamWorks or DreamWorks Animation properties that were domestically released more than three years prior to such date). We have no rights with respect to any DreamWorks or DreamWorks Animation properties released after January 31, 2006.

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

Competition

The Orlando theme park market is extremely competitive, with the highest concentration of theme parks per square mile in the world. There are currently seven major theme parks in Orlando. The Walt Disney Company owns four of these: Disney’s Magic Kingdom®, Epcot®, Disney-MGM Studios and Disney’s Animal Kingdom®. The Magic Kingdom, Disney’s original Orlando theme park, targets families with young children and benefits from strong brand recognition of their flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney-MGM Studios is a movie-based theme park and Disney’s Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. In addition, Anheuser Busch has a local Sea World® water park. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share. In January 2006, we introduced marketing strategies including an enhanced website featuring passes allowing one child under the age of nine free admission with the purchase of one adult multi-day pass. This “kids free” promotion was followed by our current offer of an $85 ticket, which allows our guests access to both of our parks for seven consecutive days, which was made available initially through our online store in September 2006.

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

Guests to our theme parks

Guests to our theme parks can be divided into three distinct points of origin: U.S. visitors from outside of Florida, international visitors and Florida residents. Our largest market is U.S. visitors from outside of Florida, representing 43% of our admissions in 2006. We have actively pursued this market by employing media campaigns (such as our “A Better Vacation for Today’s Families”

television commercials), partnering with travel agencies and enhancing our Internet marketing with the goal of increasing advance multi-day pass sales. In 2006, 31% of our admissions were international visitors, approximately 58% of whom came from the United Kingdom. We encourage these international guests to buy multi-day passes in advance of traveling, by using a number of incentives, such as extended length of stay tickets and coupons for food and merchandise. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2006, 26% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include “Halloween Horror Nights®”, “Mardi Gras” and the “Macy’s Holiday Parade”. To capitalize on the strength of these events, we have introduced annual pass programs in a further effort to maximize attendance from the Florida market. The following table summarizes our paid attendance by point of origin during our last three fiscal years ended December 31, (in millions):

	2006	2005	2004
Outer U.S.	4.5	4.7	5.8
International	3.2	3.6	3.5
Florida	2.7	2.5	2.8

Marketing and sales

In order to increase the number of visitors to our theme parks, we utilize various sales and marketing channels including Internet sales channels, our subsidiary travel company (Universal Parks & Resorts Vacations), sales to timeshare operators, the establishment of joint marketing partnerships and other niche channels such as group sales. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf. Our sales and marketing expense for 2006 was $77.5 million. Our marketing activities are heavily weighted toward the key vacation planning period of February to May. In January 2006 we introduced a new marketing campaign which identified Universal Orlando as “A Better Vacation for Today’s Families.” This campaign provided the consumer with greater clarity on our points of competitive advantage.

Internet sales

Approximately 59% of our theme park guests use the Internet to gather information about us and Internet sales account for approximately 18% of our 2006 theme park pass revenue. An extensive redesign of our website was completed on January 30, 2006, followed by continual graphical, copy and navigational modifications to strengthen brand linkage and increase ticket conversions to our online ticket store. Our online strategy also includes search engine optimization to enhance our message online while tying into our offline marketing and sales campaigns in order to increase brand recognition.

Universal Parks & Resorts Vacations

Our subsidiary, Universal Parks & Resorts Vacations, serves as our own wholesale and consumer direct travel company and accounted for approximately 7% of our 2006 theme park pass revenue. Universal Parks & Resorts Vacations primarily sells travel packages directly to consumers and through travel industry sales. This includes organizing vacation packages, including theme park passes to Universal Studios Florida and Universal’s Islands of Adventure, reservations for hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website, and guest service desks at approximately 34 locations, primarily at key hotels in Orlando.

Timeshare operators and other distribution channels

A significant portion of our pass revenue is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase passes from us at a discounted price in order to offer those passes to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted passes to timeshare operators for sale to visitors of their timeshare properties. Pass sales from the timeshare sales channel constituted approximately 12% of our 2006 theme park pass revenue. A majority of these passes are sold by a small group of major timeshare operators in the Orlando area. In addition, we have several other primary distribution channels, including AAA, which has approximately 60 distribution locations that we use across North America and accounted for approximately 3% of 2006 theme park pass revenue, hotel guest service desks which accounted for approximately 3% of 2006 theme park pass revenue and other key domestic and international travel operators.

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

The Coca-Cola Company

The Coca-Cola Company has been granted certain designations, such as, the “Official Soft Drink, Fruit Juice and Sports Drinks of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk,” and has been given exclusive marketing, advertising and associational rights in the soft drink, sports drink and juice categories with respect to Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and has exclusive product availability with respect to soft drinks, juices and sports drinks sold at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. In return, Coca-Cola pays annual sponsorship fees and established a marketing fund for joint promotional activities benefiting us as well as certain other affiliates of Universal Parks & Resorts. This sponsorship agreement continues through December 31, 2012.

MasterCard

MasterCard has been granted exclusive marketing and advertising rights as the “Official Credit Card” of our theme parks and certain other Universal properties owned by our affiliates. In return, MasterCard pays annual sponsorship fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Vivendi Universal Entertainment. This sponsorship agreement continues through December 31, 2007.

JPMorgan Chase Bank

JPMorgan Chase Bank has been granted the right to market itself as the “Official Bank” or the “Official Bank Sponsor” of, and to install and operate ATM machines at, Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. JPMorgan Chase Bank is also designated as the sponsor of the Twister... Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal’s Islands of Adventure and has been given exclusive marketing, advertising and associational rights in the retail banking products and services categories with respect to our theme parks, CityWalk and certain other Universal properties owned by affiliates. In return, JPMorgan Chase Bank pays annual sponsorship and ATM fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other Universal affiliates. This sponsorship agreement continues through November 27, 2007. In addition to this sponsorship agreement, JPMorgan Chase Bank has entered into a domestic marketing alliance agreement with Vivendi Universal Entertainment and other Universal affiliates to create a co-branded credit card. We share revenue from card acquisition and card usage and participate in joint advertising and marketing programs. This alliance continues through December 31, 2007.

Nestle Waters

Nestle Waters has been granted the right to market itself as the “Official Bottled Water” of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk, and has been designated as a sponsor of Shrek 4-D™, and has exclusive product availability with respect to bottled water at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Nestle Waters pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Universal Parks & Resorts. The sponsorship agreement continues through December 31, 2012.

Volkswagen

Volkswagen has been granted the right to market itself as the “Official Car/SUV/Vehicle” of Universal Studios, designated as a sponsor of Revenge of the MummySM, and incorporated into the signage at attraction entrance sights, car displays and on theme park brochures at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Volkswagen pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of NBC Universal. The sponsorship agreement continues through May 31, 2008 with Volkswagen having the option to extend for an additional two years.

Seasonality

Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance by local customers by coordinating special events. Halloween Horror Nights® in October covers approximately 20 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from early February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to stimulate customers who do not live in the Orlando area but are close enough to drive.

The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However during 2004 and 2005, we closed our parks on four days as a result of hurricanes, but experienced no closures during 2006.

We also attempt to reduce variable expenses by making a number of operational adjustments during non-peak periods. For example, we reduce our operating hours based on anticipated attendance, opening at 9 a.m. and closing as early as 6 p.m. Also, attractions, shows, restaurants and stores are operated at reduced capacity.

We also carefully tailor our staffing levels. For example, we only hire enough full-time employees to provide a full schedule during our non-peak periods. Increased labor requirements are handled through casual and seasonal employees, overtime and other approaches, such as having our full-time employees who do not normally work in the park, including our maintenance and support staff, fulfill shifts in the parks during peak times, or hiring employees from retirement communities. We also minimize our labor requirements by categorizing days, for purposes of staffing, based on estimated attendance at our theme parks. For each potential operating hour combination we have low, medium and high attendance levels, and we develop staffing grids to meet the capacity requirements of each particular situation.

Capital improvements

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. During 2006 and 2005, we spent $41.4 million and $30.4 million, respectively on capital expenditures and estimate our capital expenditures, including intellectual property rights, to be between $100.0 million to $120.0 million during 2007. A large portion of this cost relates to the design and construction of multiple new attractions that are currently being negotiated that we anticipate opening during the next few years.

In order to ensure the creative content of the licensed movies and television shows is successfully translated into our newly developed rides and attractions, a worldwide creative team from Universal Parks & Resorts, Universal Creative, provides design and oversight for all new capital initiatives in our theme parks. For our rides and attractions that are also developed for other Universal theme parks, research and development costs are allocated pro rata among the various Universal theme parks that are building the same ride or attraction.

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

Our in-house inspectors are certified by the National Association of Amusement Ride Safety Officials. Our in-house inspectors conduct regular inspections and file annual inspection affidavits with the State of Florida Department of Agriculture and Consumer Services, or the “FDA.” We have a memorandum of understanding with the FDA pursuant to which our inspection and maintenance personnel conduct an annual consultation at our theme parks with FDA officials and representatives from other major Florida theme parks. During those site visits, our in-house inspectors consult with the FDA on our ride safety programs and conduct an educational seminar for the FDA inspectors on recent developments in amusement ride technology and safety. We also report certain ride injuries to the FDA pursuant to the memorandum of understanding.

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

Principal Products

Pass sales

In connection with our strategy to maximize incremental revenue and profit opportunities, we regularly review our pass price levels and mix of pass category sales to capitalize on opportunities to implement selective price adjustments. We currently offer a number of pass options to our theme park guests. We offer two types of one-day passes. The first one-day pass entitles the guest to visit either Universal Studios Florida or Universal’s Islands of Adventure for an entire day. The second type of one-day pass entitles the guest to visit both Universal Studios Florida and Universal’s Islands of Adventure for an entire day. We currently offer at the front gate a two-day pass which entitles the guest to visit both of our theme parks freely for any two calendar days within a consecutive 7-day period. From January to September 2006, our online store sold a two-day pass which allowed the guest to visit both of our theme parks freely for two calendar days and a choice of one of the following options: an additional three free days for guests willing to use all five days consecutively; a kids-free ticket with each paid adult two day pass which allows one child age 3 to 9 free theme park admission and an additional three free days for a total of five consecutive days of admission for each adult and child; or a second day for use anytime with no expiration date. The kids-free ticket is no longer offered in the United States, however, variations of the kids-free program were initiated in the United Kingdom and in parts of Latin America in late 2006 and are currently on-going, including a UK-only 2 day/2 park ticket with third day free and a free kid’s ticket for each paid adult ticket where the guest may visit both of our theme parks freely for any three calendar days within a consecutive 14-day period. In the United States, we are currently offering an $85 ticket that allows our guests access to both of our parks for a period of seven consecutive days. We offer two Orlando FlexTicket products. The 4-park Orlando FlexTicket entitles a guest to visit both of our theme parks as well as Wet ‘n Wild® and Sea World® Orlando over a two week period. There is also a five-park Orlando FlexTicket which includes admission to Busch Gardens® Tampa Bay in addition to the four parks listed previously. We also have three annual pass options. The first annual pass option (Preferred Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking. The second annual pass option (Power Pass) is similar, but includes blackout dates and does not include free parking. The third annual pass option (Premier Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking and additional benefits not provided to the other two pass options. Beginning in November 2003, we introduced our Flexpay option to annual pass holders only, which option allows them to pay equal monthly installments on their bank or credit card.

The table below sets forth certain information relating to our pass sales in 2006:

(Visitors, attendance and revenue in millions)	Total number of unique visitors	Attendance per visitor		Average attendance	Price (1)		Revenue (1)	% of Revenue
Type of pass
One-day	4.0	1.00		4.0	$53.40		$213.6	51%
Two-day	0.7	2.06		1.4	80.86		56.6	13%
Seven-day online bonus	0.9	2.78		2.5	79.33		71.4	17%
Orlando FlexTicket	0.4	2.41		1.0	92.00		36.8	9%
Annual pass	0.2	5.49		1.2	137.45		32.5	8%
Other	0.1	3.02		0.3	109.76		9.8	2%

Total	6.3	1.66	(2)	10.4	$66.78	(2)	$420.7	100%

(1)	Net of discounts and commissions.
(2)	Reflects weighted average.

Sales from our passes were $436.0 million and $452.1 million during 2005 and 2004, respectively.

Merchandise, food and beverage sales

In addition to our pass sales, we derive revenue from the sales of theme park merchandise, food and beverage. Revenues from these products during the past three years are set forth in the table below:

	Fiscal year ended December 31,
	2006	2005	2004
	(Dollars in millions)
Theme park food and beverage	$108.6	$105.2	$112.5
Theme park merchandise	101.4	92.6	97.2

Employees

As of December 31, 2006, we had approximately 12,700 employees on our payroll of whom approximately 11,700 were hourly employees and approximately 1,000 were salaried employees. Certain of our executive officers are employed and compensated by Vivendi Universal Entertainment, but they work for us in operating Universal Orlando. We reimburse Vivendi Universal Entertainment or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Vivendi Universal Entertainment. We currently have no employees that are represented by a union. We consider relations with our employees to be good.

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

We estimate that approximately half of the visitors to our theme parks travel to Orlando by air. An increase in the price of jet fuel may serve to increase the price of air travel and reduce demand. In addition, the recent economic difficulties facing the airline industry may result in a reduction in scheduled flights to Orlando and an increase in the price of air travel which in turn may have a negative effect on the number of visitors to Orlando. In addition, another terrorist attack in the United States or in one of our major international attendance markets or the mere threat of a terrorist attack is likely to result in a decline in air travel. A significant decline in visitors traveling to Orlando by air would negatively affect attendance at our theme parks, possibly dramatically.

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

The United States is currently engaged in military operations in Iraq and elsewhere, which could drive up the price of gas and air travel and increase the chance of another terrorist attack in the United States or key international markets, each of which would have a negative impact on attendance at our theme parks.

The United States and certain of its allies are currently engaged in military operations in Iraq. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. The military operations in Iraq could further increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. A substantial increase in the price of gasoline and jet fuel may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 25% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. The current military operations in Iraq may increase the likelihood of another major terrorist attack in the United States or one or more of our key international markets. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Loss of key distribution channels for pass sales may reduce our revenues.

Approximately 41% of our annual theme park pass sales are generated by third party distribution channels, the majority of which are concentrated among 40 third-party customers. As an example, approximately 12% of our annual theme park pass sales are derived from time-share operators, which are dominated by a few major operators. Other significant distribution channels include AAA, which has approximately 60 distribution locations across North America that we use, guest service desk locations operated by Universal Parks & Resorts Vacations at approximately 34 stand-alone properties throughout Orlando and other key domestic and international travel operators. The loss of any key distribution channel could have a negative effect on our pass sales.

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

Our success depends upon the continuing contributions of our executive officers and other key operating personnel. The complete or partial loss of their services could adversely affect our business. Two of our executive officers are employees of, and have employment agreements with, Vivendi Universal Entertainment. We cannot be certain that we will be able to retain their services or to find adequate replacements for them in the event we were to lose their services. If Vivendi Universal Entertainment were to cease acting as UCDP’s manager, we could lose the services of those executive officers.

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

UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. Although the agreement has no expiration date, starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. If the parties cannot agree on the fair market value, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount of such a payment and our ability to make such a payment, our ability to refinance our obligations could be adversely impacted by this right of the Consultant (see “Item 13. Certain relationships and related party transactions—Consultant agreement”).

UCDP’s debt agreements contain restrictions that limit our flexibility in operating the business.

UCDP’s senior secured credit agreement and the indenture under which the April 2010 notes are issued (see note 5 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”) contain a number of significant covenants that, among other things, restrict UCDP’s ability to:

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

Concurrently with the consummation of the 2004 Amendment (see note 5 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”), JPMorgan Chase Bank and another lender made loans to the equity holders of Holding I and Holding II that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holding I and Holding II and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in four years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. It is anticipated that the only assets of the borrowers will be their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance, the loans, the borrowers’ equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes (see note 5 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”).

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

As of December 31, 2006, the May 2010 notes were effectively subordinated to $1,167.6 million of liabilities (consisting of $509.0 million of secured indebtedness under UCDP’s amended and restated senior secured credit facilities, $497.3 million of the April 2010 notes, and $161.3 million of payables and other liabilities of UCDP). An additional $100.0 million is available for future borrowings under the revolving portion of the amended and restated senior secured credit facilities and, in addition, UCDP may borrow up to $200.0 million of incremental term loans from time to time, all of which would be secured and effectively senior to our noteholders. As a result, our subsidiaries are highly leveraged. This level of indebtedness could have important consequences to you, including the following:

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

In addition, we are highly leveraged and have substantial debt service obligations of our own. As of December 31, 2006, we had total debt of approximately $450.0 million and our subsidiaries had a total indebtedness of approximately $1,006.4 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due, including our repurchase obligation upon occurrence of specified change of control events, in respect of the May 2010 notes.

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

The terms of the indenture governing the April 2010 notes and the senior secured credit agreement permit our subsidiaries to incur significant additional indebtedness in the future. As of December 31, 2006, UCDP had $100.0 million available for additional borrowing under the revolving credit portion of the senior secured credit facilities. In addition, UCDP may borrow up to $200.0 million of incremental term loans from time to time. All of those borrowings are effectively senior to the May 2010 notes. Because we are the sole obligors of the May 2010 notes, and our subsidiaries will not guarantee our obligations under these notes or have any obligation with respect to these notes, the May 2010 notes are structurally subordinated to the debt and liabilities of our subsidiaries. In addition, the May 2010 notes are effectively subordinated to any of our present and future secured debt. If our subsidiaries incur any additional indebtedness, this may have the effect of reducing the amount of proceeds available to us to pay to the holders of the May 2010 notes. If new debt is added to our subsidiaries’ current debt levels, this will increase the risks described above. The substantial indebtedness of our subsidiaries could adversely affect our financial condition and prevent us from fulfilling our obligations under the May 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations. The terms of the indenture governing the May 2010 notes permit us, under certain circumstances, to incur a significant amount of additional indebtedness. If we incur additional debt, the risks associated with substantial leverage, including our ability to service our debt, would increase.

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

Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 441 acres which we own in Orlando, Florida. In addition, we own approximately 137 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease. On December 15, 2006 we sold approximately 4 acres for $6.4 million with a cost basis of $0.8 million. After the reduction of related expenses, we recorded a gain of approximately $5.2 million.

We have approximately 104 acres of undeveloped land which has planning approval for additional hotels. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development. In addition, we have other smaller parcels of land that are not essential to our operations. As of December 31, 2006, two of these parcels are considered held for sale.

As of December 31, 2006, we leased two off-site retail stores, both at the Orlando Airport. In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions.

We believe that our facilities, whether owned or leased, are well maintained.

Item 3.	Legal Proceedings

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the “Complaint”) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCHC, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the “Amended Complaint”) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the “Patent”) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel advised UCDP that the allegations of the Amended Complaint related to rides located at UCDP’s theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP was no longer a party to that action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (“Ride & Show”) in the U.S. District Court for the Middle District of Florida. The Complaint contained counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenged Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP sought a declaration by the Court that it had not infringed the Patent. UCDP also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency and was paid during the second quarter of 2006.

Property taxes

In February 2006, UCDP was notified by the Orange County Property Appraiser’s Office that a tangible personal property tax review was underway for the years 2003, 2004 and 2005. In August 2006, the Property Appraiser’s Office estimated assessments of back taxes for those years, and also issued increased assessments of certain real and tangible personal property for 2006 over 2005 values. On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2006 assessments. In addition, on October 9, 2006, UCDP filed with the Orange County Property Appraiser exceptions to the estimated back assessments for 2003, 2004 and 2005 tangible personal property, and requested additional information relating to the back assessments. Hearings before the Value Adjustment Board on UCDP’s petitions took place on December 11 and 12, 2006, after which two Special Magistrates recommended to the Value Adjustment Board that the 2006 assessments of UCDP’s real and tangible personal property be reduced. Based on those recommendations, the Property Appraiser subsequently issued revised 2006 assessments that reduce assessed property values and result in a tax savings of over $1.1 million. The Value Adjustment Board approved the Special Magistrates’ recommendations and the Property Appraiser’s revised assessments on March 20, 2007. In addition, on December 21, 2006, the Property Appraiser concluded its audit of the 2003, 2004 and 2005 tangible personal property returns, finding that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes and penalties being charged by the Orange County Tax Collector. On January 12, 2007, UCDP filed petitions with the Value Adjustment Board challenging the back assessments. UCDP’s petitions were scheduled to be heard by a Special Magistrate on February 20, 2007; however, on February 15, 2007, UCDP was notified that its petitions were being dismissed on procedural grounds. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. It is premature to assess the likelihood of any material impact to its results of operations, financial position or cash flows.

Patent infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “2007 Complaint”) in the United States District Court for the District of Delaware naming NBC Universal, Inc., Universal Studios, Inc. and Blackstone Group L.P. as defendants (collectively the “Defendants”), along with other industry theme park owners or operators. The Complaint alleges that the Defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The Complaint does not include specific allegations concerning the location or manner of alleged infringement and does not name us, but the allegations may relate to rides owned and operated by UCDP. The Complaint seeks damages and injunctive relief. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

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

SELECTED FINANCIAL DATA

The following table sets forth certain of our financial data. The selected financial data as of and for the years ended December 31, 2006 and 2005, have been derived from our audited combined financial statements and the related notes included elsewhere in this report. The selected financial data as of and for the years ended December 31, 2004, December 27, 2003 and December 28, 2002 have been derived from our audited combined financial statements and the related notes thereto which are not included in this report. All periods presented have been audited. The information set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our combined financial statements and the related notes included elsewhere in this report.

	Fiscal year ended
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands)

Statement of operations data:
Operating revenues:
Theme park passes	$420,654	$436,015	$452,113	$378,351	$366,076
Theme park food and beverage	108,595	105,179	112,520	96,382	94,871
Theme park merchandise	101,409	92,646	97,173	81,553	82,910
Other (2)	224,728	216,756	203,702	173,022	133,762

Total operating revenues	855,386	850,596	865,508	729,308	677,619
Costs and operating expenses:
Theme park operations	166,268	165,160	162,179	152,185	152,002
Theme park selling, general and administrative	144,819	138,355	156,980	127,025	132,655
Theme park cost of products sold	104,342	100,858	108,410	93,001	94,375
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	55,179	46,159	44,075
Depreciation and amortization	111,210	117,308	120,235	131,826	136,631
Other	130,440	134,632	125,170	108,191	76,973

Total costs and operating expenses	710,487	709,397	728,153	658,387	636,711

Operating income	144,899	141,199	137,355	70,921	40,908

Total other expense, net	141,109	140,551	117,117	123,205	92,660

Net income (loss)	$3,790	$648	$20,238	$(52,284)	$(51,752)

	Fiscal year ended
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands, except other operational data)

Other data:
EBITDA(3)	$258,056	$258,091	$254,899	$198,973	$179,104
Net cash and cash equivalents provided by operating activities	120,382	76,027	116,959	143,895	96,094
Net cash and cash equivalents used in investing activities	40,262	24,370	36,053	14,123	24,594
Net cash and cash equivalents used in financing activities	59,951	30,326	159,956	29,200	130,427
Capital expenditures	41,412	30,441	40,195	53,471	26,124
Other operational data:
Turnstile admissions in thousands(4)	11,209	11,498	12,881	11,502	11,323
Paid admissions in thousands(5)	10,468	10,772	12,110	10,598	10,367
Number of days attendance per visitor	1.66	1.62	1.61	1.59	1.45
Visitors in thousands(6)	6,317	6,650	7,534	6,684	7,138
Theme park revenue per visitor	$99.84	$95.31	$87.84	$83.23	$76.19
Theme park pass revenue per paid admission	40.18	40.48	37.33	35.70	35.31
Theme park food, beverage and merchandise revenue per turnstile admission	18.74	17.21	16.28	15.47	15.70

	As of
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands)

Balance sheet data:
Total cash and equivalents	$76,428	$56,259	$34,928	$113,978	$12,265

Total assets	1,944,903	1,986,835	2,058,220	2,207,484	2,198,457

Total long-term obligations(7)	1,456,289	1,485,929	1,517,702	1,276,152	1,064,395

Total equity	320,052	334,460	345,942	719,843	759,294

(1)	In January 2003, the Financial Accounting Standards Board issued Interpretation, “Consolidation of Variable Interest Entities” (“FIN 46”). We own a 50% interest in Universal City Restaurant Partners, Ltd. (“UCRP”). Based on FIN 46, we determined that UCRP is a variable interest entity. Accordingly, our combined financial statements for 2003 and all subsequent periods include the results of UCRP.
(2)	Consists primarily of CityWalk, Universal Parks & Resorts Vacations, corporate special events, Universal Express Plus (“UEP”) and parking. We host special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.
(3)	We have included EBITDA because it is used by some investors as a measure of our ability to service debt. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with accounting principles generally accepted in the United States and should not be considered an alternative for net income, net cash provided by operating activities and other combined income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Fiscal year ended
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands)

Net cash and cash equivalents provided by operating activities	$120,382	$76,027	$116,959	$143,895	$96,094
Adjustments:
Interest expense	148,519	141,766	118,707	119,027	93,596
Interest income	(4,963)	(2,022)	(1,080)	(831)	(1,446)
Amortization of deferred finance costs	(7,820)	(7,652)	(7,121)	(6,840)	(4,645)
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	—	26,642	60,796	(35,534)	(33,350)
Gain on non-monetary asset acquisition	—	—	812	—	3,915
Gain related to settlement of capital claim	—	—	—	—	1,085
Gain (loss) on sale of property and equipment	5,195	2,180	1,007	(1,285)	—
Distributions from investments in unconsolidated entities, net	(164)	(529)	(559)	(1,147)	(2,122)
(Loss) income from investments in unconsolidated entities	(711)	(178)	(1,161)	(481)	1,565
Accretion of bond and notes payable discounts	(851)	(844)	(832)	(625)	—
Minority interest in net earnings of UCRP	(2,537)	(2,418)	(2,537)	(2,008)	—
Change in working capital accounts	1,006	25,119	(30,092)	(15,198)	24,412

EBITDA	$258,056	$258,091	$254,899	$198,973	$179,104

(4)	Turnstile admissions represent total admissions to our theme parks, which includes paid admissions and complimentary passes.
(5)	Paid admissions represent the total paid admissions to our theme parks.
(6)	Visitors represent unique individual paid guests at our theme parks.
(7)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease obligations and long-term deferred special fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operations

We own and operate two theme parks (Universal’s Islands of Adventure and Universal Studios Florida), an entertainment complex (Universal’s CityWalk Orlando), sound stages and movie and production facilities all located in Orlando, Florida. Our operations are heavily dependent on theme park attendance, which we consider our most important operating indicator. We use two different metrics to gauge theme park attendance: paid attendance and turnstile attendance, which includes complimentary attendance. Additionally, we track our theme park attendance from three distinct points of origin: international, Florida and the outer-U.S., which is domestic excluding the state of Florida. Theme park attendance is affected by macroeconomic, competitive and seasonal forces. As our entertainment product is a component of our customers’ discretionary spending, macroeconomic factors, such as consumer sentiment and foreign currency exchange rates, play an important role in our attendance. Consumer sentiment is an important economic indicator, especially in relation to our outer-U.S. market where travel costs are higher when compared to our Florida market. Oil and gas prices affect consumer sentiment for all of our markets due to their impact on discretionary income and travel costs. Foreign currency exchange rates affect the relative prices for our international guests and therefore impact attendance from that market.

Orlando has seven large theme parks in the metro area. As a result, our attendance is also affected by competitive forces. Our largest competitor is Walt Disney World, which contains four of the parks in Orlando. Additionally, Anheuser Busch owns and operates Sea World. Due to the high level of competition in our market, theme park pass pricing and the introduction of new attractions are factors significantly impacting theme park attendance.

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However during the 2004 and 2005 seasons, we have closed our parks on four days as a result of hurricanes. During 2006, there were no storms that caused us to close our parks.

In 2006, approximately 49.2% of our revenues are derived from theme park passes. We analyze our theme park pass revenue based on revenue per paid admission. Sales of food, beverage and merchandise constitute approximately 24.6% of our revenues. We analyze our theme park food, beverage and merchandise revenues based on revenue per turnstile admission. We derive approximately 9.7% of our revenue from our CityWalk complex, which includes retail, dining, cinema and nightclub entertainment. Our primary operating costs include theme park operations, theme park selling, general and administrative costs, theme park cost of products sold, a special fee payable to Vivendi Universal Entertainment, a consultant fee, depreciation and amortization, and interest. We also monitor EBITDA and certain of our debt covenant ratios as these items impact our ability to service our debt, make distributions to our partners (see the Ownership and basis of presentation section below) and make payments of special fees to our manager, Vivendi Universal Entertainment. EBITDA is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. These items are discussed in greater detail within the section entitled Liquidity, capital resources and financial position.

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

Our combined financial statements include the amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “Holdings”), and all of their subsidiaries including: Universal City Development Partners, Ltd. (“UCDP”), Universal Parks & Resorts Vacations (“UPRV”), Universal City Restaurant Partners, Ltd. (“UCRP”), UCFH I Finance (“UCFH I”), UCFH II Finance (“UCFH II”) and UCDP Finance, Inc. (collectively “UCHC”). All significant intercompany balances and transactions have been eliminated upon combination. Holdings, UCFH I and UCFH II facilitated the issuance of approximately $450.0 million of our debt. UCDP is our primary operating company and owes approximately $1,009.1 million of our gross principal debt. UPRV is our travel company that sells and coordinates vacation packages for some of our guests.

Prior to 2004, our year-end was the last Saturday of the year. In connection with the NBC Universal Transaction, we changed the date of our year-end to December 31. As a result, the years ended December 31, 2006 and 2005 each contained 365 days while the year ended December 31, 2004 contained 370 days.

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

Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as changes to our business model could result in an impairment of our property and equipment. In addition, it could also result in the actual useful lives differing from our estimates. We review our assumptions whenever a change in these circumstances occurs. We currently depreciate our rides using a 20-year useful life. Had we used a 15-year useful life, our annual depreciation expense as it relates to our rides would have increased by approximately $8.7 million. Conversely, a useful life for our rides of 25 years would have reduced our annual depreciation expense by $5.2 million.

If we determine that the carrying value of our property and equipment is not recoverable, we would record a property and equipment impairment adjustment. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our combined financial statements do not include any significant adjustments related to impairment. Additionally, our 2006, 2005 and 2004 results do not include significant amounts of additional depreciation related to shortening the useful life of assets no longer to be used.

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

At December 31, 2006, we had a $1.2 million inventory provision, which included $0.7 million for slow-moving merchandise, $0.2 million for food supplies and $0.3 million for obsolete spare parts. At December 31, 2005, we had a $1.1 million inventory provision. This included $1.0 million for slow-moving merchandise and $0.1 million for obsolete spare parts.

Litigation

We are currently involved in certain legal proceedings and other claims, including those discussed within Item 3. Legal Proceedings of this document. If we believe that costs from these matters are probable and the amount of the costs can be reasonably estimated, we will accrue the amount of the costs. Accordingly, we have accrued our estimate of the probable legal and settlement costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. As additional information becomes available, we will reassess any potential liability related to these matters and, if necessary, revise our estimates. See note 13 to our combined financial statements for more detailed information on litigation related exposure.

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

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. We implemented the disclosure requirements of EITF 06-3 as of December 31, 2006 and it did not have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

Results of operations

Overview

During 2006, our paid admissions decreased 3% compared to 2005. This was driven primarily by softness in our international market, which decreased by 10%. The United Kingdom, which represents approximately 58% of the international market, was challenged by a number of factors. First, the August 2006 terrorist attempt in London disrupted airline travel and forced intense security restrictions on all airline passengers, which deterred visitors from coming to the United States. Secondly, heavy advertising spending by other vacation destinations within Europe, coupled with deeply discounted airfares to these destinations, lured many would be Florida visitors away. This is represented by the Orlando airport reporting a 7% decline in deplanements from United Kingdom in 2006. The outer United States market was down 3%. However, much of this softness was experienced during early 2006. The last three quarters of 2006 we generated positive growth versus 2005, which nearly offset the decline from early 2006. We attribute some of the recent growth in the outer United States market to our ‘kids free’ offer, which has since been replaced by a new offering of an $85 ticket. Offsetting the softness in the international and outer United States markets, our Florida market grew by 8% during 2006. This was driven primarily by a strong spring break season and record attendance at our Halloween Horror Night event.

Despite the attendance shortfall, we enhanced many of our offerings to generate a 1% increase in total operating revenues. This included increasing overall per guest spending on food and beverage and merchandise by 9%. We also invested an additional $4.6 million in sales and marketing during 2006, including additional advertising and restructuring our sales team, which we think will provide us benefit in 2007. These results in conjunction with diligent management of our variable labor and operating expenses, particularly during non-peak times, helped us maintain EBITDA at the same level compared to 2005. This also led us to increase our net income by $3.1 million. At December 31, 2006, we had $176.4 million in cash and unused revolving credit, consisting of $76.4 million in cash and $100.0 million available under our revolving credit facilities. Additionally, as of December 31, 2006, we carried $1,456.4 million in total debt.

2006 compared to 2005

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts):

	2006	2005	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,468	10,772	(2.8)%
Turnstile theme park admissions	11,209	11,498	(2.5)%
Theme park pass revenue per paid admission	$40.18	$40.48	(0.7)%
Theme park food, beverage and merchandise revenue per turnstile admission	18.74	17.21	8.9%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$420,654	$436,015	(3.5)%
Theme park food and beverage	108,595	105,179	3.2%
Theme park merchandise	101,409	92,646	9.5%
Other	224,728	216,756	3.7%

Total operating revenues	855,386	850,596	0.6%
Costs and operating expenses:
Theme park operations	166,268	165,160	(0.7)%
Theme park selling, general and administrative	144,819	138,355	(4.7)%
Theme park cost of products sold	104,342	100,858	(3.5)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	(0.6)%
Depreciation and amortization	111,210	117,308	5.2%
Other	130,440	134,632	3.1%

Total costs and operating expenses	710,487	709,397	(0.2)%

Operating income	144,899	141,199	2.6%
Non-operating expenses, net	141,109	140,551	(0.4)%

Net income	$3,790	$648	484.9%

Paid Theme Park Admissions decreased by 3% primarily due to weakness in our international and outer-U.S. point of origin markets. These markets experienced decreased paid attendance of 10% and 3%, respectively, partially offset by 8% growth in our Florida market, as previously described in the Overview section

Theme park pass spending per paid admission decreased by 1%. This was however, partially offset by an increase in per turnstile admission spending on food and beverage and merchandise of 6% and 12%, respectively. Additionally, other revenue generating programs increased $8.0 million or 4% leading to an overall operating revenue increase of approximately $4.8 million, or 1%. The increase in other revenue was principally due to $3.1 million in incremental rental income from our onsite resort hotels. We are entitled to receive additional ground rent from the onsite hotels upon their achievement of certain cash flow targets. Although we believe these targets will be met in the coming year, the amount of any additional rent is subject to variation as well as a cap. Furthermore, we can not assure you that the targets will be met in future periods. In addition to our additional hotel rental income, we also experienced $1.6 million in higher revenue related to our CityWalk venues, $1.4 million relating to increased sales at our off-site retail stores and a $7.1 million increase in the sale of Universal Express Plus tickets, which are passes that allow guests express access on our rides. These were offset partially by a $1.0 million decrease in revenue from our corporate sponsorships and $5.2 million of decreased revenue from our travel company, Universal Parks & Resorts Vacations. We utilize our travel company as a vehicle to help improve profits by increasing attendance, not by marking up the cost of the hotels and airfares purchased on behalf of our guests. During 2006, we repositioned our travel to focus more on Universal Orlando products.

Theme park operations increased 1% year over year as the increased cost of $2.1 million for utilities due to rising prices was nearly offset by the decreased cost of entertainment and other operational expenses. Theme park selling, general and administrative costs were unfavorable by $6.5 million primarily due to an increase in marketing spend driven by $4.0 million in additional advertising and promotions and $0.6 million related to the expansion of our sales team. Theme park cost of product sold decreased from 51.0% to 49.7% due to a more profitable sales mix. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2006 and 2005. Other expenses decreased by $4.2 million, primarily due to $2.6 million in decreased costs relating to our travel company and certain one-time charges incurred during 2005, including $3.1 million in legal costs; $1.9 million in environmental, health and safety costs; and $2.3 million in reorganization costs. This was offset by higher costs related to credit card fees and special events. Non-operating expenses remained flat despite an increase in debt interest of $7.2 million which was attributable to the rising interest rates during the year and a change in the fair value of our interest rate swaps of $0.9 million. These amounts were offset by an increase in interest income of $2.9 million due to increased cash balances throughout the year and an increased gain on sales of land of $3.0 million.

2005 compared to 2004

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts):

	2005	2004	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,772	12,110	(11.0)%
Turnstile theme park admissions	11,498	12,881	(10.7)%
Theme park pass revenue per paid admission	$40.48	$37.33	8.4%
Theme park food, beverage and merchandise revenue per turnstile admission	17.21	16.28	5.7%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$436,015	$452,113	(3.6)%
Theme park food and beverage	105,179	112,520	(6.5)%
Theme park merchandise	92,646	97,173	(4.7)%
Other	216,756	203,702	6.4%

Total operating revenues	850,596	865,508	(1.7)%
Costs and operating expenses:
Theme park operations	165,160	162,179	(1.8)%
Theme park selling, general and administrative	138,355	156,980	11.9%
Theme park cost of products sold	100,858	108,410	7.0%
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,084	55,179	3.8%
Depreciation and amortization	117,308	120,235	2.4%
Other	134,632	125,170	(7.6)%

Total costs and operating expenses	709,397	728,153	2.6%

Operating income	141,199	137,355	2.8%
Non-operating expenses, net	140,551	117,117	(20.0)%

Net income	$648	$20,238	(96.8)%

During 2005 our paid admissions decreased 11% compared to 2004. This was driven by softness in our outer-U.S. and Florida markets, which decreased 19% and 10%, respectively. In 2005, we experienced several challenges which adversely affected our attendance comparisons to 2004. First, we posted all-time attendance records in 2004 aided by the opening of our Revenge of the Mummysm attraction, which has been our highest rated attraction at Universal Studios Florida since its opening. Second, consumer sentiment eroded during the first half of the year and then dropped sharply in late summer as gas prices spiked to record highs. Third, the increased price of gas adversely affected travel to Orlando from our outer-U.S. and Florida markets. Finally, that summer, Disney launched its 50th anniversary celebration supported by discounted long length of stay tickets, discounted onsite hotel packages, increases in advertising, and new product offerings.

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

Increased spending per guest was more than offset by the volume shortfall resulting in a 4% year to year reduction in Theme Park Pass Revenue. In Theme Park Food and Beverage and Theme Park Merchandise, growth in per capita spending and enhancements of new revenue streams more than offset the volume weakness resulting in a slight year to year improvement. Other Revenue increased by $13.1 million, or 6%, principally due to $5.4 million in incremental rental income related to the onsite resort hotels. We are entitled to receive additional ground rent from the onsite hotels upon their achievement of certain cash flow targets, and 2005 marked the first year that these targets were reached. In addition to our additional hotel rental income, we also experienced $3.6 million in higher revenue related to the timing of pass holder redemptions; $2.4 million of increased revenue from our travel company, Universal Parks & Resorts Vacations; and $2.1 million in additional revenue from our corporate sponsorships.

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

Liquidity, capital resources and financial position

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2007 and in future years. In addition to the cash flow generated from our operations, our available cash and UCDP’s unused revolving credit facilities also provide liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, and working capital.

Our current business structure is heavily leveraged, and as of December 31, 2006, our total debt was $1,456.4 million. This primarily included $509.0 million outstanding under UCDP’s senior secured credit agreement, $497.3 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $2.7 million), and $450.0 million outstanding under the May 2010 senior unsecured notes. At December 31, 2005, our total debt was $1,491.3 million. This primarily included $544.5 million outstanding under UCDP’s senior secured credit agreement, $496.5 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $3.5 million), and $450.0 million outstanding under the May 2010 senior unsecured notes. Both issuances of notes are due in 2010, while UCDP’s senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. During 2006, UCDP made an additional $30.0 million principal payment, effectively prepaying all of the required principal payments. UCDP’s senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating remained consistent throughout 2006, we can not be assured that future changes in our ratings will not occur.

Additionally, UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. The Consulting Agreement has no expiration date, and starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. This event could impact our liquidity as discussed in Item 1A. Risk Factors. For further information on the Consulting Agreement please refer to Item 13. Certain relationships and related party transactions—Consultant agreement.

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

As a significant portion of our debt is subject to variable rates, we have entered into interest rate swap agreements to help reduce our interest rate risk. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of these agreements and our strategy to manage our interest rate risk. The following table summarizes key aspects in our financial position and liquidity as of December 31, 2006 and December 31, 2005:

	As of December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$76,428	$56,259

Unused portion of revolving credit facility	100,000	100,000

Current portion of long-term borrowings and capital leases	709	6,565

Current portion of special fees	8,214	7,811

Total long-term obligations (1)	1,456,289	1,485,929

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease obligations and long-term deferred special fees.

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

	Fiscal year ended December 31,
	2006	2005	2004
Net cash and cash equivalents provided by operating activities	$120,382	$76,027	$116,959
Adjustments:
Interest expense	148,519	141,766	118,707
Interest income	(4,963)	(2,022)	(1,080)
Amortization of deferred finance costs	(7,820)	(7,652)	(7,121)
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	—	26,642	60,796
Gain on non-monetary asset acquisition	—	—	812
Gain on sale of property and equipment	5,195	2,180	1,007
Distributions from investments in unconsolidated entities, net	(164)	(529)	(559)
Loss from investments in unconsolidated entities	(711)	(178)	(1,161)
Accretion of bond and notes payable discounts	(851)	(844)	(832)
Minority interest in net earnings of UCRP	(2,537)	(2,418)	(2,537)
Change in working capital accounts	1,006	25,119	(30,092)

EBITDA	$258,056	$258,091	$254,899

Financing transactions

On December 9, 2004, we refinanced UCDP’s senior secured credit facility with JPMorgan Chase (the “2004 Amendment”) resulting in amended and restated senior secured credit facilities consisting of a $550.0 million term loan (the “senior secured credit facility”)

and a $100.0 million revolving credit facility. In addition we may borrow up to $200.0 million of incremental term loans from time to time. Part of the proceeds was used to refinance our existing term loan of approximately $507.4 million. Our refinanced loan now requires quarterly principal installments of 0.25% with the balance due in 2011 (due in 2009 or 2010 if the April 2010 notes or the May 2010 notes are not repaid or refinanced as discussed previously). The borrowings under UCDP’s senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR. As a result of the refinancing of UCDP’s senior secured credit facility, the margin was adjusted from approximately 4.0% to 2.0% with respect to the LIBOR borrowings. Funds borrowed on the revolving credit facility accrue interest at an incremental 0.25% compared to borrowings on the senior secured credit facility. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under UCDP’s revolving credit facility. Additionally, certain covenants were modified, and we were able to reduce the interest rate by approximately 2%. Total fees and expenses associated with the 2004 Amendment were approximately $11.0 million.

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

Cash flow summary

The following table summarizes key aspects of our cash flows for each of the last three fiscal years:

	Fiscal year ended December 31,
	2006	2005	2004
	(in thousands)
Net cash and cash equivalents provided by operating activities	$120,382	$76,027	$116,959
Net cash and cash equivalents used in investing activities	40,262	24,370	36,053
Capital expenditures	41,412	30,441	40,195
Net cash and cash equivalents used in financing activities	59,951	30,326	159,956

The increase in cash flow from operations from 2005 to 2006, which totaled $44.4 million, or 58%, resulted from a $3.1 million increase in net income, $26.6 million in deferred special fee payments to Vivendi Universal Entertainment during 2005, $18.0 million in lower payments related to our incentive plans, which were also paid in 2005, and changes in other working capital. These items were partially offset by an increased gain on land sales of $3.0 million and a decrease in depreciation expense of $6.1 million.

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

Cash flows used in investing activities for 2006, 2005 and 2004 consisted primarily of capital expenditures partially offset by total proceeds from land sales and capital claims settlements of $1.2 million, $6.1 million and $4.1 million, respectively.

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. During 2006 and 2005, we spent $41.4 million and $30.4 million, respectively on capital expenditures and estimate our capital expenditures, including intellectual property rights, to be between $100.0 million to $120.0 million during 2007. A large portion of this cost relates to the design and construction of multiple new attractions that are currently being negotiated that we anticipate opening during the next few years.

During each of 2006 and 2005, the primary components of our financing outflows related to Partner distributions and payments on UCDP’s senior secured credit facility in the amounts of $20.0 million and $35.5 million, respectively for 2006 and $20.0 million and $5.5 million, respectively for 2005.

During 2004 the primary components of the financing outflow were $455.0 million in Partner distributions; $173.2 million of prepayments on UCDP’s senior secured credit agreement; and $22.6 million of debt financing costs. These items were partially offset by $450.0 million in proceeds from the notes and $42.6 million in net proceeds from UCDP’s senior secured credit agreement amendment.

Special fee requirements

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2006, 2005 and 2004, the special fee payable was $35.3 million, $35.3 million and $36.6 million, respectively. For 2006, 2005 and 2004, the interest incurred on the deferred special fee payable to Vivendi Universal Entertainment was $1.0 million, $1.6 million and $6.1 million, respectively. The decrease in the interest from 2004 to 2005 resulted from our payment of all previously deferred amounts during 2005.

Historically under the terms of UCDP’s senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met as of our quarter end throughout 2004, 2005 and 2006 thus allowing the special fee to be paid. Under the terms of UCDP’s partnership agreement, fees related to revenue derived from operations of Universal’s Islands of Adventure were deferred since its opening in 1999 until equity distributions to Blackstone, from operating profits generated from Universal’s Islands of Adventure, total an amount equal to $234.7 million. As a result of distributions made in December 2004 to Blackstone by Holdings, Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees has been satisfied. Accordingly, going forward, the special fee payable related to Universal’s Islands of Adventure is able to be paid when leverage ratios are met.

Subsequent to the 2004 Amendment, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. As of each quarter end, we believe these ratios were met. Accordingly, during 2006 and 2005, we paid total fees of $35.9 million and $73.6 million, respectively, to Vivendi Universal Entertainment. At December 31, 2006 and December 31, 2005, the current portion of our combined balance sheet included $8.2 million and $7.8 million, respectively, related to the special fees payable to Vivendi Universal Entertainment. We used $70.0 million of our proceeds from the issuance of the May 2010 notes to purchase from Vivendi Universal Entertainment its right to receive from UCDP the most recently accrued $70.0 million of deferred special fees relating to Universal’s Islands of Adventure. As our financial statements consolidate UCDP, this receivable has been eliminated. In addition, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes.

Covenant stipulations

UCDP’s senior secured credit agreement, the April 2010 senior unsecured notes and the May 2010 senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the amended and restated senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance with all financial covenants as of December 31, 2006 and 2005.

Contractual obligations

The following table reflects our estimated contractual obligations as of December 31, 2006:

		Payments due by fiscal period
	Total	2007	2008 to 2009	2010 to 2011	2012 and Beyond
	(in millions)
Contractual obligations:
Long-term borrowings(1)	$1,459.1	$0.1	$—	$1,459.0	$—
Interest payments on long-term borrowings	538.4	147.3	297.4	93.7	—
Capital lease obligations	0.6	0.6	—	—	—
Operating lease obligations	13.7	3.4	5.2	3.8	1.3
Purchase obligations	28.4	8.9	10.5	9.0	—
Special fee payable to Vivendi Universal Entertainment	8.2	8.2	—	—	—
Other long-term liabilities	7.7	—	—	—	7.7

Total contractual obligations	$2,056.1	$168.5	$313.1	$1,565.5	$9.0

(1)	Amounts exclude discounts and therefore represent gross maturities. The maturity date of the senior secured credit facility in the amount of $509.0 million is March 31, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

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

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2007	2008	2009	2010	2011	Total	Fair value
Debt:

Fixed rate debt	$75	$—	$—	$650,000	$—	$650,075	$689,455

Average rate	5.35%	n/a	n/a	10.97%	n/a

Variable rate debt	$—	$—	$—	$300,000	$509,000	$809,000	$819,390

Average interest rate	n/a	n/a	n/a	10.11%	7.36%

Total gross debt	$75.0	$—	$—	$950,000	$509,000	$1,459,075	$1,508,845

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $459.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $4.6 million.

The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Universal City Florida Holding Company II

We have audited the accompanying combined balance sheets of Universal City Florida Holding Company I and Universal City Florida Holding Company II (collectively referred to as UCHC) as of December 31, 2006 and 2005, and the related combined statements of operations, comprehensive income and changes in partners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of UCHC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Universal City Florida Holding Company I and Universal City Florida Holding Company II at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, Florida

March 23, 2007

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$76,428	$56,259
Accounts receivable, net	30,034	24,554
Receivables from related parties	7,576	4,649
Inventories, net	43,816	41,503
Prepaid assets	3,923	6,223
Notes receivable	4,960	—

Total current assets	166,737	133,188

Property and equipment, at cost:
Land and land improvements	488,675	487,325
Buildings and building improvements	1,377,175	1,372,316
Equipment, fixtures and furniture	1,105,048	1,076,123
Construction in process	17,652	14,786

Total property and equipment, at cost	2,988,550	2,950,550
Less accumulated depreciation	(1,273,232)	(1,167,522)

Property and equipment, net	1,715,318	1,783,028

Other assets:
Interest rate swap assets, at fair market value	4,050	1,836
Investments in unconsolidated entities	7,097	7,972
Intangible assets, net of accumulated amortization of $11,105 and $9,659, respectively, in 2006 and 2005	13,283	14,729
Deferred finance costs, net of accumulated amortization of $48,305 and $40,485, respectively, in 2006 and 2005	27,937	35,757
Assets held for sale	2,551	3,396
Other assets	7,930	6,929

Total other assets	62,848	70,619

Total assets	$1,944,903	$1,986,835

	December 31, 2006	December 31, 2005
	(In thousands)

Liabilities and partners’ equity
Current liabilities:
Accounts payable and accrued liabilities	$96,362	$95,337
Unearned revenue	47,250	39,482
Due to Vivendi Universal Entertainment	8,476	9,510
Current portion of capital lease obligations	634	765
Current portion of long-term borrowings	75	5,800

Total current liabilities	152,797	150,894

Long-term liabilities:
Long-term borrowings, net of current portion	1,456,289	1,485,513
Capital lease obligations, net of current portion	—	416
Interest rate swap liabilities, at fair market value	—	88
Minority interest in equity of UCRP	8,066	8,491
Other	7,699	6,973

Total long-term liabilities	1,472,054	1,501,481

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	158,001	166,106
Blackstone	158,001	166,106
Accumulated other comprehensive income	4,050	2,248

Total partners’ equity	320,052	334,460

Total liabilities and partners’ equity	$1,944,903	$1,986,835

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating revenues:
Theme park passes	$420,654	$436,015	$452,113
Theme park food and beverage	108,595	105,179	112,520
Theme park merchandise	101,409	92,646	97,173
Other	224,728	216,756	203,702

Total operating revenues	855,386	850,596	865,508

Costs and operating expenses:
Theme park operations	166,268	165,160	162,179
Theme park selling, general and administrative	144,819	138,355	156,980
Theme park cost of products sold	104,342	100,858	108,410
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	55,179
Depreciation and amortization	111,210	117,308	120,235
Other	130,440	134,632	125,170

Total costs and operating expenses	710,487	709,397	728,153

Operating income	144,899	141,199	137,355

Other (expense) income:
Interest expense	(148,519)	(141,766)	(118,707)
Interest income	4,963	2,022	1,080
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	500	(391)	3,201
Loss from joint ventures	(711)	(178)	(1,161)
Gain from sale of property and equipment	5,195	2,180	1,007
Minority interest in net earnings of UCRP	(2,537)	(2,418)	(2,537)

Total other expense, net	(141,109)	(140,551)	(117,117)

Net income	$3,790	$648	$20,238

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN PARTNERS’ EQUITY

	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive (Loss) Income	Total Partners’ Equity	Comprehensive Income
	(In thousands)
Balance at December 27, 2003	$368,163	$368,163	$(16,483)	$719,843	$—
Change in fair value of interest rate swaps designated as hedges	—	—	10,522	10,522	10,522
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	339	339	339
Forgiveness of deferred special fees (see Note 11)	25,000	25,000	—	50,000	—
Partner distributions	(227,500)	(227,500)	—	(455,000)	—
Net income	10,119	10,119	—	20,238	20,238

Balance at December 31, 2004	175,782	175,782	(5,622)	345,942	31,099

Change in fair value of interest rate swaps designated as hedges	—	—	2,469	2,469	2,469
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	5,401	5,401	5,401
Partner distributions	(10,000)	(10,000)	—	(20,000)	—
Net income	324	324	—	648	648

Balance at December 31, 2005	166,106	166,106	2,248	334,460	8,518

Change in fair value of interest rate swaps designated as hedges	—	—	1,580	1,580	1,580
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	222	222	222
Partner distributions	(10,000)	(10,000)	—	(20,000)	—
Net income	1,895	1,895	—	3,790	3,790

Balance at December 31, 2006	$158,001	$158,001	$4,050	$320,052	$5,592

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income	$3,790	$648	$20,238
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	109,764	115,842	118,786
Amortization of intangible assets	1,446	1,466	1,449
Amortization of deferred finance costs	7,820	7,652	7,121
Accretion of bond and notes payable discounts	851	844	832
Distributions from investments in unconsolidated entities, net	164	529	559
Gain from sale of property and equipment	(5,195)	(2,180)	(1,007)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	(500)	391	(3,201)
Loss from investments in unconsolidated entities	711	178	1,161
Gain from non-monetary asset acquisition	—	—	(812)
Minority interest in net earnings of UCRP	2,537	2,418	2,537
Changes in operating assets and liabilities:
Accounts receivable, net	(5,480)	(5,563)	(3,393)
Notes receivable	(70)	—	—
Receivables from related parties	(2,927)	2,241	(859)
Inventories, net	(2,313)	(760)	1,204
Prepaid assets	2,300	(1,413)	5,313
Other assets	(1,001)	1,917	(633)
Accounts payable and accrued liabilities	1,025	(17,627)	3,945
Unearned revenue	7,768	4,494	6,474
Due to Vivendi Universal Entertainment	(1,034)	(8,583)	16,889
Deferred special fees payable to Vivendi Universal Entertainment	—	(26,642)	(60,796)
Other long-term liabilities	726	175	1,152

Net cash and cash equivalents provided by operating activities	120,382	76,027	116,959

Cash flows from investing activities
Property and equipment acquisitions	(41,412)	(30,441)	(40,195)
Proceeds related to the settlement of capital claims	—	2,500	400
Proceeds related to the sale of property and equipment	1,150	3,571	3,742

Net cash and cash equivalents used in investing activities	$(40,262)	$(24,370)	$(36,053)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from financing activities
Payments of Partner distributions	$(20,000)	$(20,000)	$(455,000)
Distributions of minority interest in equity of UCRP	(2,962)	(3,606)	(2,401)
Proceeds from bond offering	—	—	450,000
Proceeds from long-term borrowings	—	—	550,000
Payments on long-term borrowings, capital lease obligations	(36,989)	(6,298)	(679,933)
Payments for finance costs	—	(422)	(22,622)

Net cash and cash equivalents used in financing activities	(59,951)	(30,326)	(159,956)

Net increase (decrease) in cash and cash equivalents	20,169	21,331	(79,050)
Cash and cash equivalents at beginning of period	56,259	34,928	113,978

Cash and cash equivalents at end of period	$76,428	$56,259	$34,928

Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$147,860	$124,557	$112,264

Supplemental disclosures of noncash information
Property and equipment acquired through capital leases	—	—	1,713
Notes receivable issued for sale of land	4,890	—	—
Decrease in interest rate swap liability	88	5,643	14,062
Increase in interest rate swap asset	2,214	1,836	—
Notes payable issued for property and equipment	642	565	—
Property and equipment acquired in non-monetary asset acquisition	—	—	2,990
Disposal of fully depreciated assets	4,054	2,057	1,898
Forgiveness of deferred special fees (see Note 11)	—	—	50,000

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

UCRP is deemed a variable interest entity in accordance with Financial Accounting Standards Board issued Interpretation 46R (“FIN 46(R)”), Consolidation of Variable Interest Entities, which is owned 50% by UCDP. Accordingly, the combined financial statements of UCHC include the results of UCRP for all years presented. Total assets of UCRP at December 31, 2006 and December 31, 2005 were approximately $18,076,000 and $18,270,000, respectively. Total revenues of UCRP during the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were approximately $27,421,000, $26,905,000 and $27,374,000, respectively, and were included in other operating revenues in the accompanying financial statements.

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

Period End

Prior to 2004, UCHC’s year-end was the last Saturday of the year. In connection with the NBC Universal Transaction, UCHC changed the date of its year-end to December 31. As a result, the years ended December 31, 2006 and 2005 each contained 365 days while the year ended December 31, 2004 contained 370 days.

Reclassification

Certain items in the prior years’ combined financial statements have been reclassified to conform with the 2006 presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s December 31, 2005 combined balance sheet has been reclassified to report land sold during 2006 and land deemed held for sale as of December 31, 2006 as assets held for sale. Additionally, the 2005 and 2004 distributions from unconsolidated entities, net on the combined statement of cash flows, has been reclassified to the operating activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. These reclassifications had no impact on net income or partners’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

UCHC carries its accounts receivables at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivables and providing appropriate allowances when collectability becomes in doubt. In addition, UCHC provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $605,000 and $1,669,000 respectively, at December 31, 2006 and 2005.

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost is determined using the average cost method. UCHC records a provision for the value of inventory, which has been deemed to have a realizable value that is less than the average cost.

Investments in Unconsolidated Entities

In conjunction with the construction and operation of CityWalk, UCHC has joint venture relationships in which it shared in construction costs and the profits and losses, as defined in each separate agreement. After an evaluation under FIN 46(R), where the venture is not considered to be a variable interest entity or UCHC is not considered to be the primary beneficiary, the interest in the joint venture is accounted for under the equity method in the accompanying combined financial statements. The investment in unconsolidated entities is recorded as UCHC’s share of construction costs, adjusted for profits and losses, distributions and contributions for each joint venture.

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

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 17 years. Amortization expense for the year ended December 31, 2006, 2005 and 2004 was approximately $1,446,000. Amortization of existing intangible assets will be approximately $1,446,000 during each of the next five years.

Assets held for sale

At the time management deems a property as held for sale, the cost basis of the land and any improvements made to that parcel is reclassified to assets held for sale on the balance sheet. Additionally, land sold in any year presented is reclassified to each prior year presented to assets held for sale. As of December 31, 2006, two properties were considered held for sale and are expected to close within twelve months.

Deferred Finance Costs

UCHC capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance.

Revenue Recognition

Revenue from theme park pass sales is recognized at the time passes are redeemed. Revenue from theme park annual pass sales is recognized over the period of benefit, which is typically one year from the initial redemption date. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of theme park passes, which have not yet been redeemed. In addition to unredeemed passes, unearned revenue includes up-front payments related to CityWalk venues, advance sales from our travel company and corporate sponsorships, which is recognized into revenue over the period of benefit.

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

Advertising, Sales and Marketing Costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $77,458,000, $72,804,000 and $75,222,000, respectively, during the years ended December 31, 2006, 2005, and 2004, and are primarily included in theme park selling, general and administrative expenses in the accompanying combined statements of operations.

Sales Taxes

Sales taxes collected from the sale of theme park passes, food and beverage and merchandise are reported net in the statement of operations as the taxes collected are passed through to the applicable taxing authorities.

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

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,456,364	$1,508,845	$1,491,313	$1,561,418
Interest rate swap assets	(4,050)	(4,050)	(1,836)	(1,836)
Interest rate swap liabilities	—	—	88	88

Total	$1,452,314	$1,504,795	$1,489,565	$1,559,670

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

Interest Rate Swaps

UCHC utilizes interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. UCHC does not use financial instruments for trading purposes. UCHC specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

UCHC follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that

UCHC would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities under SFAS 133 are recognized as other comprehensive income (loss) in the accompanying combined statements of comprehensive income and changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying combined statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps in the accompanying combined statements of operations.

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

Certain transactions of UCHC may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these combined financial statements in accordance with accounting principles generally accepted in the United States. Accordingly, the net income or loss of UCHC reported for income tax purposes may differ from the balances reported for those same items in the accompanying combined financial statements. The difference in the assets as reported in the combined financial statements at December 31, 2006 and as reported for tax purposes is approximately $952,807,000, while the difference in liabilities is approximately $12,763,000. The majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

Litigation

UCHC is currently involved in certain legal proceedings and has accrued its estimate of the probable legal and settlement costs for the resolution of these claims. If UCHC believes that costs from these matters are probable and the amount of the costs can be reasonably estimated, it will accrue the estimated costs. If UCHC believes a loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose the estimate of the possible loss (see note 13).

Segments

UCHC operates and tracks its results in one reportable segment in accordance with the aggregation provision of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. UCHC does not believe adoption of SFAS 155 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. UCHC implemented the disclosure requirements of EITF 06-3 as of December 31, 2006 and it did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. UCHC does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on UCHC’s financial position, results of operations or cash flows.

3. Inventories

UCHC’s inventories are comprised of the following components as of December 31, (in thousands):

	2006	2005
Merchandise	$12,709	$11,640
Food and beverage	4,259	3,541
Operating supplies and maintenance parts	28,051	27,384
Less: reserves	(1,203)	(1,062)

Total	$43,816	$41,503

During the years ended December 31, 2006, 2005 and 2004, UCHC used approximately $1,065,000, $2,432,000 and $4,912,000, respectively, of the inventory reserves.

4. Investments in Unconsolidated Entities

As of December 31, 2006, UCDP had the following investments in unconsolidated entities:

Name	Year of Inception	Ownership Interest as of December 31, 2006	Description
NASCAR Café/Orlando Joint Venture (1)	1997	25%	Operates a restaurant in CityWalk.
Universal/Cineplex Orlando Joint Venture (2)	1997	50%	Operates a 20 screen cinema in CityWalk.
Uniman, LLC (3)	2006	50%	Licenses the rights to produce a live Blue Man Group show.

(1)	NASCAR Café/Orlando Joint Venture (“NASCAR”), is 25% owned by UCDP and 75% owned by NC Orlando, LLC. The entity operates the NASCAR Café restaurant located within CityWalk. In November 2006, the restaurant closed for renovation and reopened as the NASCAR Sports Grille in February 2007. UCDP’s interest in NASCAR is accounted for under the equity method.

(2)	Universal/Cineplex Orlando Joint Venture (“Cineplex”), is 50% owned by UCDP and 50% owned by Plitt Theatres, Inc. The entity operates a 20-screen Cineplex located within CityWalk. UCDP’s interest in Cineplex is accounted for under the equity method.
(3)	Uniman, LLC (“Uniman”), is 50% owned by UCDP and 50% owned by Zebra Horse, LLC an affiliate of Blue Man Group Productions, Inc. The entity will present a live theatrical production that combines music, comedy and multimedia artistry to create a unique form of entertainment at a studio within the resort. The show is anticipated to open during the summer of 2007. UCDP’s interest in Uniman is accounted for under the equity method.

5. Long-Term Borrowings

Indebtedness consisted of the following as of December 31 (in thousands):

	Interest Rate	Maturity Date	2006	2005
Senior secured credit facility	(1)	(2)	$509,000	$544,500
UCHC floating rate senior notes (“May 2010 notes”)	LIBOR + 475 bps	May 1, 2010	300,000	300,000
UCHC fixed rate senior notes (“May 2010 notes”)	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Equipment financing note	5.35%	April 1, 2007	75	375

Gross principal payable			1,459,075	1,494,875
Unamortized discounts			2,711	3,562

Total debt			$1,456,364	$1,491,313

(1)	The senior secured credit facility bears interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 100 bps, or at the 3-month LIBOR plus 200 bps.
(2)	The maturity date of the senior secured credit facility is March 31, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

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

Also, on December 9, 2004, the senior secured credit facility was refinanced (“2004 Amendment”), resulting in amended and restated senior secured credit facilities consisting of a $550,000,000 term loan and a $100,000,000 revolving credit facility. In addition, UCDP may borrow up to $200,000,000 of incremental debt from time to time. Part of the proceeds were used to refinance UCDP’s existing term loan of approximately $507,421,000, and the debt amortization was revised. Additionally, certain covenants were modified. During the year ended December 31, 2004, total fees and expenses associated with the 2004 Amendment were approximately $10,999,000 of which $9,751,000 was capitalized as deferred finance costs and $1,248,000 was expensed in accordance with EITF 96-19. UCHC incurred an additional $42,000 of costs related to the 2004 Amendment during the year ended December 31, 2005, all of which was capitalized as deferred finance costs in accordance with EITF 96-19.

The senior secured credit facility consists of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 at December 31, 2006 and 2005. On those dates, no funds were outstanding on the revolving credit facility. Additionally, a commitment fee of 0.5% per annum is payable on the unused amounts of the revolving credit facility.

The senior secured credit facility is secured by a mortgage on substantially all of UCDP’s real and personal property. Currently, the senior secured credit facility is repayable in quarterly installments of 0.25%, which commenced on March 31, 2005, and ends on December 31, 2010. This equates to annual principal payments of 1.0% with the balance due in 2011. Accordingly, UCHC paid regular principal payments of $5,500,000 during each of the years ended December 31, 2006 and December 31, 2005 in connection with the senior secured credit facility’s principal amortization schedule. The senior secured credit facility also requires a prepayment of 50% of UCDP’s annual excess cash flow if certain financial ratios were not met beginning in 2005. These ratios were met during 2006 and 2005. As such, no such excess cash flow payment was required as of December 31, 2006 or December 31, 2005. Furthermore, all prepayments are applied in forward order of maturity. During 2006, UCDP made a voluntary prepayment in the amount of $30,000,000; effectively prepaying all principal amounts that would have been due up until the facility’s maturity date. The senior secured credit facility contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among others.

The UCDP senior secured credit facility is effectively senior to both issuances of notes, and the May 2010 notes are effectively subordinated to the April 2010 notes issued by UCDP.

Scheduled maturities of amounts drawn at December 31, 2006 are as follows (in thousands):

Fiscal Year	Amount
2007	$75
2008	—
2009	—
2010	950,000
2011	509,000

$1,459,075

UCHC capitalizes interest on significant capital projects, which require an extended period of time to complete. UCHC capitalized interest of approximately $817,000, $244,000 and $2,115,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

6. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2006 (in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$ 150,000	April 2, 2007	$—	(1)	Operating statement	(1)
200,000	November 20, 2009	2,814	4.77%	OCI	Fixed
300,000	October 15, 2009	1,236	4.41%	OCI	Fixed

$ 650,000		$4,050

(1)	This swap provides that UCDP receive an interest rate of 11.75% (computed on a bond basis) in exchange for payment of six month LIBOR, plus 8.01% subject to a LIBOR interest rate collar between 3.58% and 5.25% with a floor knockout if LIBOR falls below 1.15%.

The following table summarizes the changes in fair value of our interest rate swaps during the years ended December 31, (in thousands):

	2006		2005		2004
	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)
Swap #1 (2)(3)	$30	$—	$1,270	$—	$181	$2,622
Swap #2 (2)(3)	30	—	1,273	—	181	2,632
Swap #3 (2)(3)	30	—	1,291	—	181	2,643
Swap #4 (2)(3)	30	—	1,283	—	181	2,625
Swap #5 (3)	(36)	—	(895)	—	5,414	—
Swap #6	638	—	788	—	(2,598)	—
Swap #7	—	355	—	10	—	—
Swap #8	—	1,225	—	2,459	—	—
Ineffective amortization(2)	(222)	222	(5,401)	5,401	(339)	339

Total	$500	$1,802	$(391)	$7,870	$3,201	$10,861

(2)	Swaps #1 through #4 became ineffective as the result of our refinancing in December 2004.
(3)	This swap expired during 2006.

7. Operating Lease Obligations

UCHC has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

The following is a five-year schedule of minimum future rental payments under the noncancelable operating leases at December 31, 2006 (in thousands):

Fiscal Year	Amount
2007	$3,420
2008	2,779
2009	2,396
2010	1,988
2011	1,815
Thereafter	1,258

$13,656

During the years ended December 31, 2006, 2005, and 2004, respectively, UCHC incurred rent expense under the operating leases of approximately $3,318,000, $3,837,000 and $3,804,000, which was included in the related costs and operating expenses in the accompanying combined statements of operations.

8. Capital Leases

UCHC leases certain equipment under capital leases. Equipment, fixtures and furniture included approximately $5,233,000 in capitalized assets as of December 31, 2006 and 2005 and included $4,753,000 and $4,166,000 in accumulated depreciation respectively. Depreciation expense related to assets under capital leases amounted to approximately $587,000, $796,000 and $781,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006, future minimum lease payments due under capital leases are as follows (in thousands):

Fiscal Year	Amount
2007	$656
Thereafter	—

Total minimum lease payments	656
Less amount representing interest	(22)

Present value of minimum lease payments	634
Less current portion of capital lease obligations	(634)

Capital lease obligations, net of current portion	$—

9. Compensation Plans

Deferred Compensation Plan

UCDP has a deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at their election at retirement, at termination of their employment, at death or during specified in service periods, or in the event of an approved unforeseeable financial emergency. At December 31, 2006 and 2005, respectively, UCHC had accrued approximately $7,699,000 and $6,973,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying combined balance sheets. To fund the Plan, UCHC purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $7,757,000 and $6,717,000, respectively, at December 31, 2006 and 2005, and is included in other assets in the accompanying combined balance sheets.

Long-Term Incentive Plan

UCDP had a Long-Term Incentive Plan (the “2004 Incentive Plan”) to provide selected key employees the opportunity to benefit from the growth in value of UCDP. Participating employees were granted appreciation rights in the 2004 Incentive Plan, which became exercisable on January 1, 2005. The value of these appreciation rights was generally based on the growth in market value of the Partners’ equity ownership interests in UCDP. UCHC accrued the estimated payout value of the 2004 Incentive Plan straight line over its term. In February 2005, $13,603,000 was paid relating to the 2004 Incentive Plan.

On September 6, 2005, the Park Advisory Board approved a new Long-Term Growth Plan (the “2007 Growth Plan”) effective as of January 1, 2005. The 2007 Growth Plan also provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (“VARs”). The value of a VAR is generally based on the growth in market value of the equity interests of the Partners in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBCU owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. UCDP accrues the estimated payout value of the 2007 Growth Plan straight line over its term. Under the plan, all awards are paid in cash. As of December 31, 2006 and 2005, respectively UCDP had $5,072,000 and $2,536,000 accrued under this plan.

10. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities as of December 31, (in thousands):

	2006	2005
Accounts payable	$6,603	$5,597
Capital expenditures	3,966	7,867
Marketing and advertising	5,444	5,875
Interest	29,085	27,591
Compensation and benefits	26,131	24,792
Operating accruals	14,268	10,615
Consulting fees	4,244	3,843
Property and sales tax	1,507	1,508
Other	5,114	7,649

Total	$96,362	$95,337

11. Related Party Transactions

Vivendi Universal Entertainment’s Special Fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. The special fee amounted to approximately $35,300,000, $35,251,000 and $36,631,000, respectively, during the years ended December 31, 2006, 2005, and 2004. Interest expense incurred on the deferred special fee was approximately $996,000, $1,593,000 and $6,107,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can also be paid if certain leverage ratios are met. These ratios were met as of UCHC’s fiscal quarter end dates in 2006 and 2005. In addition, Holdings purchased from Vivendi Universal Entertainment the right to receive from UCDP the most recently accrued $70,000,000 of deferred special fees relating to Universal’s Islands of Adventure for $70,000,000. This receivable from UCDP has been eliminated upon consolidation. Also, $50,000,000 of the next most recently accrued deferred special fees related to Universal’s Islands of Adventure and Universal Studios Florida was forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination aspects of UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes, the special fee may not be paid if there is an event of default (or to the knowledge of UCHC’s officers a default).

During the years ended December 31, 2006 and 2005, UCHC paid total fees of approximately $35,893,000 and $73,551,000, respectively, to Vivendi Universal Entertainment. The amount due to Vivendi Universal Entertainment as of December 31, 2006 and 2005 approximated $8,214,000 and $7,811,000. The balances payable as of December 31, 2006 and 2005 were classified as current.

Partner Distributions

UCHC paid distributions to the Partners of $20,000,000, $20,000,000, and $455,000,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

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

Reimbursement of UCDP’s Manager’s Costs

Vivendi Universal Entertainment provides UCHC with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of UCDP’s partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCHC by Vivendi Universal Entertainment. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCHC projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCHC receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Vivendi Universal Entertainment that administers the allocations, has indicated to UCHC that their allocation methods are reasonable. During the years ended December 31, 2006, 2005, and 2004, respectively, UCHC incurred approximately $21,367,000, $21,763,000 and $27,209,000 related to these services.

Transactions with CityWalk Operations

Vivendi Universal Entertainment has an indirect interest in certain restaurants and retail outlets in CityWalk, including Hard Rock Cafe/Hard Rock Live, and had an indirect interest in Motown, which was dissolved on December 31, 2004. During the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively, UCHC earned aggregate rent of approximately $2,000,000, $2,050,000 and $3,070,000. On December 31, 2006, Vivendi Universal Entertainment sold its interest in Hard Rock Café/Hard Rock Live.

Advisory Services Agreements

UCDP has an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCHC with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCHC’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCHC pays each Partner $1,250,000 annually. During the years ended December 31, 2006, 2005, and 2004, UCHC incurred $2,500,000 per year related to the Services Agreement. These amounts were included in other costs and operating expenses in the accompanying combined statements of operations.

Transactions with UCF Hotel Venture

UCDP has a lease agreement with UCF Hotel Venture (“UCF HV”), an entity partially owned by Vivendi Universal Entertainment. The lease is for the land under three hotel sites, which requires lease payments based on a percentage of hotel revenue. UCF Hotel Venture is also required to pay UCHC an additional ground rent based on their cash available after their partners’ distributions, subject to an annual cap. The cash flow threshold was met during each of the years ended December 31, 2006 and 2005, therefore UCHC received additional rental revenue. During the years ended December 31, 2006, 2005, and 2004, respectively, UCHC recorded approximately $10,802,000, $7,680,000 and $2,045,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying combined statements of operations.

Hotel guests may charge theme park passes, food and beverage and merchandise sold at IOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCHC then collects this revenue by billing UCF HV. In addition, UCHC provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways, and hotel marketing. During the years ended December 31, 2006, 2005, and 2004, respectively, total amounts received from UCF HV were approximately $16,827,000, $17,143,000 and $17,880,000.

Transactions with Related Theme Parks

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando (“WNW”). UCHC participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including IOA, USF and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2006, 2005, and 2004, respectively, UCHC’s share of revenue from this ticketing program was approximately $39,323,000, $44,207,000 and $40,639,000. During the years ended December 31, 2006, 2005, and 2004, respectively, WNW’s share of this ticketing program was approximately $7,400,000, $8,317,000 and $7,702,000.

Transactions with NBCU and GE

As a result of the NBC Universal Transaction, UCHC is realizing synergies with other NBCU businesses which include cross-promotion with a variety of NBCU television and cable services, including iVillage Live (a live daily television show produced in Islands of Adventure which started in late 2006), in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in UCHC’s parks. UCHC estimates the value of both sides of these transactions during the years ended December 31, 2006, 2005 and 2004 to be approximately $4,700,000, $3,000,000 and $1,600,000, respectively.

At the suggestion of NBCU, costs were incurred to upgrade UCHC’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into certain third-party contracts. The Partners agreed that UCHC will pay for these costs. Total costs incurred were approximately $4,100,000, of which approximately $2,000,000 was capitalized as property and equipment and approximately $2,100,000 was expensed within other costs and operating expenses during 2005. As of December 31, 2006 and 2005, UCHC owed NBCU $0 and $1,677,000 as a reimbursement for costs paid by NBCU.

UCHC leases certain trailers through a subsidiary of GE. During the years ended December 31, 2006 and 2005, the cost of these leases was approximately $176,000 annually. The leases expire in 2008, while the minimum future lease payments under the leases totaled approximately $312,000 as of December 31, 2006. These leases existed prior to the NBC Universal Transaction.

Transactions with Blackstone

UCHC utilizes SunGard Data Systems, Inc. (“SunGard”) for its disaster recovery services. SunGard was acquired on August 11, 2005 through a merger transaction by Blackstone. UCHC’s use of SunGard predates the merger transaction, and the transacted services are result of arms length negotiations. During the year ended December 31, 2006 and 2005, the total cost of these services was approximately $172,000 and $180,000, respectively.

Receivables from Related Parties

Receivables from related parties are comprised of the following amounts as of December 31, (in thousands):

	2006	2005
UCF HV	$5,936	$3,045
HR Florida Partners	869	849
Cineplex Odeon	237	387
Other	534	368

Total	$7,576	$4,649

12. Retirement Plan

UCDP has a defined contribution plan (the “Contribution Plan”) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCHC are eligible to participate upon their date of hire or, if later, attainment of age 21. Nonexempt employees are eligible to participate in the Contribution Plan upon completion of 12 months and accumulation of 1,000 hours of service during that period and upon attaining the age of 21. UCHC provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total contributions made by UCHC under the Contribution Plan were approximately $3,853,000, $3,698,000 and $3,440,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

13. Commitments and Contingencies

Consulting Agreement

UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. The accompanying combined statements of operations include consulting fee expense under the Consulting Agreement of approximately $18,108,000, $17,833,000 and $18,548,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consulting Agreement is Universal Studios Japan, which is partially owned and operated by an affiliate of Vivendi Universal Entertainment. USI has guaranteed UCDP’s obligations under the Consulting Agreement for the benefit of the Consultant and Vivendi Universal Entertainment has assumed USI’s obligations under that guarantee. Accordingly, fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by UCDP. The unpaid fees were approximately $3,961,000 and $3,737,000, respectively, as of December 31, 2006 and 2005. These amounts were paid in the following year. Vivendi Universal Entertainment has indemnified UCDP against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP.

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

On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserts that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report). The resolution was within the amount accrued for the loss contingency.

Litigation

Capital Claims

In the course of completion of the construction of IOA, CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the “Capital Claims”). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against UCDP.

The general contractor of Seuss Landing at Universal’s Islands of Adventure (the “General Contractor”), filed suit in July 2000 alleging breach of contract by UCDP. The suit sought damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties entered into a Mutual Release and Settlement Agreement effective June 11, 2004. UCHC paid $9,600,000 pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Ride and Show

On November 13, 2003, Ride & Show Engineering, Inc. (“Ride & Show”) filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the “Complaint”) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCHC, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the “Amended Complaint”) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the “Patent”) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP’s theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

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

Property taxes

In February 2006, UCDP was notified by the Orange County Property Appraiser’s Office that a tangible personal property tax review was underway for the years 2003, 2004 and 2005. In August 2006, the Property Appraiser’s Office estimated assessments of back taxes for those years, and also issued increased assessments of certain real and tangible personal property for 2006 over 2005 values. On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2006 assessments. In addition, on October 9, 2006, UCDP filed with the Orange County Property Appraiser exceptions to the estimated back assessments for 2003, 2004 and 2005 tangible personal property, and requested additional information relating to the back assessments. Hearings before the Value Adjustment Board on UCDP’s petitions took place on December 11 and 12, 2006, after which two Special Magistrates recommended to the Value Adjustment Board that the 2006 assessments of UCDP’s real and tangible personal property be reduced. Based on those recommendations, the Property Appraiser subsequently issued revised 2006 assessments that reduce assessed property values and result in a tax savings of over $1.1 million. The Value Adjustment Board approved the Special Magistrates’ recommendations and the Property Appraiser’s revised assessments on March 20, 2007. In addition, on December 21, 2006, the Property Appraiser concluded its audit of the 2003, 2004 and 2005 tangible personal property returns, finding that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes and penalties being charged by the Orange County Tax Collector. On January 12, 2007, UCDP filed petitions with the Value Adjustment Board challenging the back assessments. UCDP’s petitions were scheduled to be heard by a Special Magistrate on February 20, 2007; however, on February 15, 2007, UCDP was notified that its petitions were being dismissed on procedural grounds. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. It is premature to assess the likelihood of any material impact to its results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “2007 Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants (collectively the “Defendants”), along with other industry theme park owners or operators. The 2007 Complaint alleges that the Defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The 2007 Complaint does not include specific allegations concerning the location or manner of alleged infringement and does not name UCDP, but the allegations may relate to rides owned and operated by UCDP. The 2007 Complaint seeks damages and injunctive relief. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on UCDP’s financial position or the results of operations.

Other

UCHC is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

14. Land Sales

From time to time, UCDP sells portions of its undeveloped land that is not required to support its long-term growth plans. In December 2006, UCDP sold 4 acres of undeveloped land. The cost basis of the land approximated $845,000. In connection with this sale, UCHC recorded a gain of $5,195,000 during the year ended December 31, 2006. As part of the transaction, UCDP received a promissory note from the buyer in the amount of $4,890,000 to be repaid one year from the transaction date.

In December 2005, UCDP sold 4 acres of undeveloped land. The cost basis of the land approximated $1,391,000. In connection with this sale, UCHC recorded a gain of $2,180,000 during the year ended December 31, 2005.

In May 2004, UCDP sold a small parcel of undeveloped land. The cost basis of the land approximated $2,483,000. In connection with this sale, UCHC recorded a gain of $1,282,000 during the year ended December 31, 2004. UCHC used the proceeds from the land sale to prepay additional principal on the senior secured credit facility.

15. Quarterly Data (Unaudited)

UCHC’s quarterly results are subject to seasonal variations. UCHC’s quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Operating revenues	$181,559	$249,687	$225,521	$198,619
Operating income	2,806	55,165	52,849	34,079
Net (loss) income	(35,170)	17,898	18,400	2,662

2005
Operating revenues	$209,506	$228,403	$225,792	$186,895
Operating income	18,493	43,754	53,022	25,930
Net (loss) income	(17,654)	8,898	17,122	(7,718)

The quarterly results above were impacted by the following discrete transactions:

(1)	During the fourth quarter of 2006, UCHC recorded a gain of $5,195,000 related to a land sale. (see note 14).

(2)	During fourth quarter of 2006, UCHC recorded approximately $8,562,000 in additional ground rent from UCF HV (see note 11).

(3)	During fourth quarter of 2005, UCHC recorded approximately $5,500,000 in additional ground rent from UCF HV (see note 11).

(4)	During the fourth quarter of 2005, UCHC recorded a gain of $2,180,000 related to a land sale (see note 14).

(5)	The high volume period stemming from the Easter holiday occured during the first quarter in 2005 and during the second quarter in 2006.

16. Subsequent Events

Effective January 12, 2007, Michael J. Short, Executive Vice President and Chief Financial Officer of UCDP and Treasurer and Chief Financial Officer for each of Holdings I and Holdings II resigned.

On January 23, 2007, Tracey L. Stockwell, UCDP’s Vice President of Finance and Controller was named UCDP’s Senior Vice President and Chief Financial Officer and as Treasurer and Chief Financial Officer for each of Holdings I and Holdings II.

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

There was no change in Holdings’ internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Holding I and Holding II are both Florida general partnerships. Holding I is the limited partner, with approximately 23% interest, of UCDP and Holding II is the general partner, with approximately 77% interest, of UCDP. Holding I and Holding II are both owned 50% by Universal CPM and 50% by Blackstone. Holding I has five partners, the four Blackstone entities and their respective subsidiaries, and Universal CPM. The partnership interests in Holding I are currently owned 50% by Blackstone and 50% by Universal CPM. Holding II also has five partners which are the same five partners that are partners of Holding I. The partnership interests in Holding II are currently owned 50% by Blackstone and 50% by Universal CPM. Under the partnership agreements of Holdings, each partnership is governed and managed by six representatives, three designated by Universal CPM and three designated by Blackstone. The three representatives currently designated by Universal CPM are Tom Williams, Patricia Hutton and John Sprouls. The three representatives currently designated by Blackstone are Michael Chae, Tom McGrath and Jill Greenthal. The principal officers of each of the issuers are John Sprouls, President/Chief Executive Officer, and Tracey Stockwell, Treasurer/Chief Financial Officer. In addition, Tom Williams serves as Chairman of each of UCFH I Finance and UCFH II Finance.

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

Set forth below is certain information regarding our representatives, the members of our Park Advisory Board, our executive officers and certain other key employees. In this report, “Universal Orlando” refers to the business conducted by UCHC.

Name	Age	Position
Thomas L. Williams(1)	59	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

John R. Sprouls(1)	48	Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts, President/Chief Executive Officer for each of Holding I and Holding II, Chief Executive Officer for UCDP and Universal CPM representative for each of Holding I and Holding II

Patricia E. Hutton	43	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

Jean Louis Bonnier (1)	44	Universal CPM representative on the audit committee for each of Holding I and Holding II and UCDP

Bruce L. Campbell	39	Universal CPM representative on UCDP’s Park Advisory Board

Michael S. Chae	38	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Thomas B. McGrath	52	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Jill Greenthal	50	Blackstone representative on UCDP’s Park Advisory Board, Blackstone representative on the audit committee for each of Holding I and Holding II, and UCDP and Blackstone representative for each of Holding I and Holding II

William A. Davis	60	President and Chief Operating Officer, Universal Orlando

Tracey L. Stockwell	42	Senior Vice President and Chief Financial Officer, Universal Orlando, Treasurer/Chief Financial Officer for each of Holding I and Holding II

Gretchen Hofmann	45	Executive Vice President, Sales and Marketing, Universal Orlando

Richard E. Costales	54	Senior Vice President, Park Operations, Universal Orlando

Daniel J. Cupertino	56	Senior Vice President, Sales, Universal Orlando

Richard T. Florell	58	Senior Vice President and General Manager Resort Revenue Operations, Universal Orlando

Peter C. Giacalone	55	Senior Vice President, Business Development, Universal Orlando

J. Michael Hightower(1)	49	Senior Vice President, Technical Services, Universal Orlando

Kurt Kostur	40	Senior Vice President, Marketing, Universal Orlando

Catherine A. Roth	49	Senior Vice President, Legal Affairs and General Counsel, Universal Orlando

James A. Timon	48	Senior Vice President, Entertainment, Universal Orlando

Sherry R. Emerson	37	Vice President Finance, Treasurer, Universal Orlando

Daniel P. Neal	34	Vice President Finance and Controller, Universal Orlando

(1)	Employed by Vivendi Universal Entertainment or one of its affiliates.

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

John R. Sprouls has been a Universal CPM representative and the President/Chief Executive Officer for each of Holding I and Holding II since December 2004 and Chief Executive Officer of UCDP since December 2006. In addition, Mr. Sprouls is a Universal Parks & Resorts Executive Vice President, Human Resources, Legal & Business Affairs since 2004. Since 1999, Mr. Sprouls was Universal Parks & Resorts Executive Vice President, Chief Human Resources Officer. Prior to that, Mr. Sprouls served as Universal Parks & Resorts Senior Vice President of Administration from 1997 to 1999, and Universal Parks & Resorts Vice President of Human Resources from 1996 to 1997. Prior to joining us in 1996, Mr. Sprouls held various Human Resource roles within The Seagram Company, Ltd., including Senior Vice President of Human Resources for the Seagram Spirits and Wine Group from 1991 to 1996.

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

Bruce L. Campbell was appointed to UCDP’s Park Advisory Board in February 2006. Mr. Campbell has served as Executive Vice President, Business Development for NBC Universal since November 2005. Prior to his current appointment, Campbell served as Senior Vice President, Business Development for NBC Universal and was responsible for sourcing and executing acquisitions and strategic investments across all divisions of the company.

Thomas B. McGrath has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since August 2006 Mr. McGrath is the founder of Crossroads Media, a co-chairman of Screen Capital International, and a board member of CineWorld UK, Timeplay, and V-Media. Mr. McGrath was formerly Executive Vice President of the Viacom Entertainment Group and President of Time Warner International Broadcasting

Michael S. Chae has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since September 2005. Mr. Chae is a Senior Managing Director in the Private Equity at The Blackstone Group L.P., which he joined in 1997. Before joining Blackstone, Mr. Chae worked as an Associate at the Carlyle Group, L.P. and prior to that with Dillon, Read & Co.

Jill Greenthal was recently appointed as a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II. Ms. Greenthal also serves on the audit committees for each of Holding I and Holding II and UCDP. Ms. Greenthal is a Senior Advisor in the Private Equity group at Blackstone, a position held since January 2007. Prior to that time, she was a Senior Managing Director in the Corporate Advisory Services group. Ms. Greenthal currently serves on the Board of Directors of Martha Stewart Living Omnimedia.

William A. Davis was named President and Chief Operating Officer of UCDP in December 2006. During 2005 and 2006 he was the Vice President and General Manager of Six Flags Marine World in San Francisco. Prior to that, Mr. Davis was the Managing Director of Port Aventura, S.A., more commonly known as Universal Mediterranea, in Tarragona, Spain during 2003 and 2004. Mr. Davis also served as a director of Port Aventura, S.A. and USPA Hotel Ventures I, S.A. during that same period. From 2000 until 2002, Mr. Davis was the Senior Vice President of Guest Services for Busch Entertainment Corporation.

Tracey L. Stockwell was named UCDP’s Senior Vice President and Chief Financial Officer in January 2007, as well as Treasurer/Chief Financial Officer of both of Holdings I and Holdings II. Prior to that, she had been UCDP’s Vice President of Finance and Controller since 2000. From 1999 to 2000, she served as UCDP’s Senior Director of Finance. From 1997 to 1999, she was UCDP’s Director of Finance. Prior to that position Ms. Stockwell was a senior manager for Price Waterhouse in Orlando. Ms. Stockwell received a B.Com from the University of Windsor, Ontario and is a licensed Certified Public Accountant in Florida.

Gretchen Hofmann was promoted to UCDP’s Executive Vice President, Sales and Marketing during 2006. Prior to that, she had been UCDP’s Senior Vice President, Sales and Marketing since 2003. From 2001 to 2003, Ms. Hofmann was UCDP’s Senior Vice President, Marketing. From 1993 to 2001, she worked for Tricon Global Restaurants, formally known as PepsiCo in a number of capacities, in the U.S. and internationally including Vice President of Marketing for the Taco Bell Corp., from 1998 to 2001. Prior to joining PepsiCo, Ms. Hofmann served in a variety of capacities for BBDO New York, ultimately serving as Vice President Account Supervisor for the Polaroid and Pizza Hut accounts.

Richard E. Costales has been UCDP’s Senior Vice President, Park Operations since 1994. From 1991 to 1994, he served as UCDP’s Vice President of Operations. Prior to 1991, Mr. Costales was UCDP’s Director of Operations.

Daniel J. Cupertino joined UCDP in 2006 as Senior Vice President of Sales. From 2004 to 2006 he was Vice President of Sales at Walt Disney Parks and Resorts in Orlando. Prior to that time, he worked at Delta Airlines for 30 years, where he held a variety of sales leadership positions including Managing Director of Agency and Leisure Sales as well as Managing Director, Pricing and Revenue Control.

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

J. Michael Hightower has been UCDP’s Senior Vice President, Technical Services since 2004. From 2002 to 2004, Mr. Hightower was Vice President of Project Management for Universal Creative, a division of Vivendi Universal Entertainment. From 2000 to 2002, Mr. Hightower served as Vice President of Attraction Management for Universal Studios Recreation Japan Planning. From 1998 to 2000, he served as Vice President of Attraction Development for Universal’s Islands of Adventure.

Kurt Kostur was promoted to UCDP’s Senior Vice President, Marketing during 2006. Prior to that, he had been UCDP’s Vice President, Marketing Communications since 2003. From 2000 to 2003, Mr. Kostur was UCDP’s Vice President, Marketing. Prior to holding that position, he served as UCDP’s Vice President, Advertising during 2000.

Catherine A. Roth was promoted to Senior Vice President, Legal Affairs and General Counsel in March 2007. She served as UCDP’s Vice President of Legal Affairs since February 2001. From 1990 until 1992, she served as UCDP’s Senior Attorney, from 1992 until 2000 as UCDP’s Director, Legal and Business Affairs and from 2000 to 2001 as Senior Director, Legal and Business Affairs. Prior to holding those positions, she worked for Merhson, Sawyer, Johnston, Dunwody & Cole and Finley, Kumble, Wagner, Heine, Underberg, Manley and Casey in Miami, Florida. Ms. Roth received her J.D. from the University of Miami.

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

Sherry R. Emerson has been UCDP’s Vice President of Finance and Treasurer since late 2005. From 1996 to 2005, Ms. Emerson held two positions with the company, UCDP’s Assistant Treasurer/Director of Capital and Director of Internal Audit. Prior to joining us, Ms. Emerson was a Senior Auditor at Franklin Templeton Mutual Funds and Deloitte & Touche LLP. Ms. Emerson received a B.B.A. in accounting from Baylor University and is a Certified Public Accountant in Florida.

Daniel P. Neal was named to UCDP’s Vice President of Finance and Controller in February 2007. He served as UCDP’s Senior Director of Finance in 2005 and 2006. From 2002 to 2004, he was UCDP’s Director of Finance. Prior to joining us, he was a manager for Arthur Andersen. Mr. Neal received a B.S. and masters in accounting from Florida State University and is a licensed Certified Public Accountant in Florida.

Audit Committee

Our audit committee and the audit committee of UCDP are comprised of the same two members. Each of Blackstone and Vivendi Universal Entertainment, who together hold 100% of our equity interests (each holding a 50% interest), has appointed one member. Blackstone has appointed Jill Greenthal and Vivendi Universal Entertainment has appointed Jean Louis Bonnier. Ms. Greenthal was appointed in February 2007, while Mr. Bonnier was appointed in February 2005.

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

Changes in Directors and Executives

Effective February 27, 2007, David S. Blitzer resigned his position on UCDP’s Park Advisory Board and as Blackstone’s representative for each of Holding I and Holding II. Effective on that same day, Mr. Blitzer was replaced by Jill Greenthal.

Effective February 27, 2007, Michael S. Chae resigned his position on the Audit Committees of Holdings I and Holdings II and UCDP. Effective on that same day, Mr. Chae was replaced by Jill Greenthal.

Effective January 12, 2007, Michael J. Short resigned his position as UCDP’s Executive Vice-President and Chief Financial Officer and his positions as Treasurer and Chief Financial Officer of Holdings I and Holdings II. Effective January 23, 2007, Mr. Short was replaced by Tracey L. Stockwell as Senior Vice President and Chief Financial Officer of UCDP and as Treasurer and Chief Financial Officer of Holdings I and Holdings II.

Effective December 5, 2006, Robert K. Gault, Jr. retired as UCDP’s President and Chief Executive Officer. Effective on that same day, Mr. Gault was replaced by William A. Davis as UCDP’s President and by John R. Sprouls as Chief Executive Officer.

Effective August 10, 2006, Howard A. Lipson resigned his position as Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II. Effective on that same day , he was replaced by Thomas B. McGrath.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

We do not have any securities listed on a national securities exchange and are not a listed issuer. As a result, we do not have a designated compensation committee as the board believes it is appropriate for executive officer compensation to be determined by the representatives of Holdings.

Benchmarking of Compensation

UCDP periodically assesses the competitiveness of its pay practices for its named executive officers (“NEO’s”) through internal staff research and external studies conducted by executive compensation consultants. Internal staff analyzes publicly available information.

Elements of Incentive Compensation

Base Salary

Base salaries are generally designed to be competitive with comparable positions in peer group companies. However, each NEO’s actual salary varies based on his or her qualifications and experience, responsibilities and potential, individual goals and objectives, factors relating to individual and Company performance, and competitive pay practices. Base salaries are reviewed annually.

Performance-based Incentive Compensation

The Company’s incentive compensation programs are overseen by the representatives of Holdings and have the ability to offer different types of cash awards to promote high performance levels and achievement of corporate goals by key employees, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company. NEOs qualify for short and long-term incentives if they meet the individual and corporate performance objectives and targets set at the beginning of each fiscal year.

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

2004 Long-Term Incentive Plan

UCDP’s Long-Term Incentive Plan provided key employees the opportunity to benefit from UCDP’s growth in value. Employees who were eligible to participate in the plan were limited to UCDP’s Executive Committee members, UCDP’s business unit heads and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which was administered by UCDP’s Park Advisory Board, each participant was granted one or more Value Appreciation Rights (“VARs”) that became exercisable and payable on January 1, 2005. The value of a VAR was generally based on the growth in market value of the equity interests of the ownership partners (Blackstone and Vivendi Universal Entertainment) in UCDP. A pool was established for valuing the VARs and such pool was equal to 2% of the growth in UCDP’s equity value. The value of a VAR was calculated by dividing the total pool value by the total number of outstanding VARs. Under the plan, all awards were paid in cash. If a participant ceased to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continued under the plan and were pro-rated. Where there was a termination (other than for cause), the participant was not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least six months. If a person ceased to be employed by UCDP or Universal Parks & Resorts for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted were canceled. The Long-Term Incentive Plan was paid out in February 2005.

2007 Long-Term Growth Plan

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

Summary compensation table

The following table sets forth the compensation during the last three fiscal years awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and of our three other most highly compensated executive officers as of December 31, 2006 collectively the “named executive officers”. Compensation for each of the individuals below is approved by the representatives of Holding I and Holding II.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	All Other Compensation (2) ($)	Total ($)
John R. Sprouls(3) President and Chief Executive Officer of Holdings, Chief Executive Officer of UCDP and Executive Vice President Human Resources, Legal and Business Affairs, Universal Parks & Resorts	2006	188,511	62,700	7,500	258,711

Robert K. Gault, Jr.(3) Retired President and Chief Executive Officer, Universal Orlando, effective December 5, 2006	2006	556,786	150,000	7,500	714,286

Michael J. Short(3) Former Treasurer/Chief Financial Officer of Holdings and Executive Vice President and Chief Financial Officer, Universal Orlando, resigned effective January 12, 2007	2006	367,288	108,036	7,500	482,824

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	All Other Compensation (2) ($)	Total ($)
Gretchen Hofmann Executive Vice President, Sales and Marketing, Universal Orlando	2006	357,382	80,852	25,246	463,480

J. Michael Hightower(3) Senior Vice President, Technical Services, Universal Orlando	2006	311,045	67,080	7,500	385,625

Richard T. Florell Senior Vice President/GM, Resort Revenue Operations, Universal Orlando	2006	309,944	70,907	15,996	396,847

(1)	Represents bonus earned in 2006 and paid out on February 15, 2007. Annual Incentive Plan awards are based on operating performance as measured by EBITDA and cash flow (see Annual Incentive Plan).
(2)	The amounts shown in this column for fiscal 2006 include the following:
(i)	General Electric Company (“GE”) matches contributions made by employees under the GE Savings & Security Program. In 2006 the cost of these contributions was $7,500 in the case of Mr. Sprouls, Mr. Gault, Mr. Short and Mr. Hightower.
(ii)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2006 the cost of these contributions was $8,631 in the case of Ms. Hofmann and $5,390 in the case of Mr. Florell.
(iii)	We match contributions made by employees under our deferred compensation plan. In 2006 the cost of these contributions was $14,115 in the case of Ms. Hofmann and $8,106 in the case of Mr. Florell. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.
(iv)	We provide a medical allowance to our executives. In 2006 we paid $2,500 to Ms. Hofmann and Mr. Florell.
(3)	During 2006, Mr. Sprouls, Mr. Gault, Mr. Short and Mr. Hightower were employees of Vivendi Universal Entertainment, and we reimburse Vivendi Universal Entertainment or its affiliates for the pro rata cost of their employment compensation based on the time they spend working on UCDP matters. In 2006, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault’s, Mr. Short’s and Mr. Hightower’s employment compensation, and 50% of the cost of Mr. Sprouls’ employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable named executive officer.

These employees were eligible to participate in various retirement plans with VUE and now General Electric, which we are not liable for, nor did we incur any expense and therefore, are not reflected in the table above. The following represents plans to which they currently maintain balances:

(i)	Mr. Gault retired in December 2006 and received a payout of $280,239 from his deferred compensation plan in January 2007.
(ii)	Mr. Gault maintains a balance in the Vivendi Universal Entertainment Supplemental Pension Plan.
(iii)	Mr. Sprouls maintains a balance in the Vivendi Universal Entertainment Pension Plan.
(iv)	Mr. Hightower maintains a balance in the Vivendi Universal Entertainment 401(k) Plan.
(v)	Mr. Sprouls was granted 2,700 GE stock options which vest 20% each year for five years and 594 restricted stock units which vest 50% at the end of years three and five.

Employment agreements

Mr. John R. Sprouls and Mr. J. Michael Hightower are parties to employment agreements with Universal Studios, Inc., which have been assumed by Vivendi Universal Entertainment, and Mr. Richard Florell and Ms. Gretchen Hofmann are each a party to an employment agreement with UCDP, however, at the time of this report, Ms. Hofmann’s contract had expired. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement.

John R. Sprouls

Universal Studios, Inc. has an employment agreement with Mr. Sprouls, which has been assumed by Vivendi Universal Entertainment pursuant to which he serves as Executive Vice President, Human Resources, Legal & Business Affairs for Universal Parks & Resorts. Mr. Sprouls also serves as President/Chief Executive Officer of each of the issuers and as Chief Executive Officer of UCDP. The term of the agreement continues through December 6, 2009, and if Universal Studios, Inc. continues Mr. Sprouls’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Sprouls receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of Universal Studios, Inc. In the event of termination for cause or in the case of death, Mr. Sprouls or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of involuntary termination (or termination without cause), Mr. Sprouls is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Universal Studios, Inc.’s employees, consultants or representatives to leave their employment or to work for competitors.

Gretchen Hofmann

UCDP had an employment agreement with Ms. Hofmann for her services as Executive Vice President, Sales and Marketing, which expired on March 18, 2007. Until the time a new employment agreement is signed, her employment is considered to be “at will”. Ms. Hofmann continues to be eligible for the same benefits and incentives as she did while under contract which include, eligibility to receive a target incentive bonus of 30% of base salary, participation in UCDP’s Long-Term Growth Plan and UCDP’s 401(k) plan. Ms. Hofmann is subject to a standard employee confidentiality and non-disclosure agreement.

J. Michael Hightower

Mr. Hightower is currently serving as the Senior Vice President of Technical Services for UCDP. Mr. Hightower has an employment agreement with Universal Studios, Inc., which has been assumed by Vivendi Universal Entertainment, continuing until August 27, 2007. Under the employment agreement, Mr. Hightower may be terminated “for cause,” which includes a material failure to perform his duties or failure to comply with UCDP’s policies, or in the event he has suffered a permanent and total disability preventing him from performing his duties. Mr. Hightower is eligible to receive a target incentive bonus of 30% of base salary. Mr. Hightower’s benefits also include participation in UCDP’s Long-Term Growth Plan and GE’s 401(k) plan. Pursuant to the employment agreement, Mr. Hightower is subject to a standard employee confidentiality and non-disclosure agreement.

Richard T. Florell

Mr. Florell is currently serving as Senior Vice President/General Manager of Resort Revenue Operations for UCDP. Mr. Florell has an employment agreement in force with UCDP that expires on December 3, 2007. Under the employment agreement, Mr. Florell may be terminated “for cause,” which includes a material failure to perform his duties or failure to comply with UCDP’s policies, or in the event he has suffered a permanent and total disability preventing him from performing his duties. Mr. Florell is eligible to receive a target incentive bonus of 30% of base salary. Mr. Florell’s benefits also include participation in UCDP’s Long-Term Growth Plan and UCDP’s 401(k) plan. Pursuant to the employment agreement, Mr. Florell is subject to a standard employee confidentiality and non-disclosure agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions

Vivendi Universal Entertainment’s special fee

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2006, 2005 and 2004, the special fee payable was $35.3 million, $35.3 million, and $36.6 million, respectively. For 2006, 2005 and 2004, the interest incurred on the deferred special fee payable to an affiliate of Vivendi Universal Entertainment was $1.0 million, $1.6 million, and $6.1 million, respectively.

Under UCDP’s senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different leverage ratios. These ratios were met as of December 31, 2006 and 2005. Historically, the special fee related to Universal’s Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal’s Islands of Adventure in an aggregate amount equal to $234.7 million. Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can be paid when certain leverage ratios are met. During December 2004, Holdings used $70.0 million of the proceeds from the issuance of the May 2010 bonds to purchase from Vivendi Universal Entertainment its right to receive from UCDP the most recently accrued $70.0 million of deferred special fees relating to Universal’s Islands of Adventure. As our financial statements consolidate UCDP, this receivable has been eliminated. Also during December 2004, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under UCDP’s credit agreements, the April 2010 notes or the May 2010 notes.

During 2006 and 2005, we paid total fees of $35.9 million and $73.6 million, respectively, to Vivendi Universal Entertainment. As of December 31, 2006 and 2005, the amounts due to Vivendi Universal Entertainment of approximately $8.2 million and $7.8 million, respectively were classified as current.

Partner distributions

In 2006, 2005 and 2004, we paid an aggregate of $20.0 million, $20.0 million and $455.0 million, respectively, in distributions to our partners.

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

Reimbursement of UCDP’s manager’s costs

Our manager, Vivendi Universal Entertainment, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of our partnership agreement. In 2006, 2005 and 2004, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $21.4 million, $21.8 million, and $27.2 million, respectively. Goods and services provided by Vivendi Universal Entertainment include:

•

Insurance—affiliates of our manager, Vivendi Universal, S.A. prior to May 11, 2004 and GE through NBC Universal subsequent to May 11, 2004, arrange multi-layered insurance coverage for our operations. We believe these insurance programs generally provide broader coverage at lower annual premiums than we could purchase on a standalone basis. In 2006, 2005 and 2004, the cost of insurance coverage allocated to us was $8.7 million, $8.6 million, and $11.6 million, respectively.

•

Creative Services—Universal Parks & Resort’s creative group designs new rides and attractions for all theme parks owned or operated by Vivendi Universal Entertainment. Costs for the creative group, which includes salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. In 2006, 2005 and 2004, the costs of the creative group allocated to us were $2.9 million, $3.3 million, and $4.6 million, respectively.

•

Merchandise—Vivendi Universal Entertainment manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Vivendi Universal Entertainment allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. In 2006, 2005 and 2004, the costs of merchandise management allocated to us were $2.3 million, $2.2 million, and $2.5 million, respectively. In addition, we purchase merchandise directly from an affiliate of Vivendi Universal Entertainment from time to time based upon specific needs. In 2006, 2005 and 2046, these purchases amounted to $0.1 million, $0.1 million, and $0.3 million, respectively.

•

Shared Executive Salaries—certain of our senior executives are employees of Vivendi Universal Entertainment or its affiliates. Vivendi Universal Entertainment allocates the full cost of the amount of time dedicated to our activities by each employee. In 2006, 2005 and 2004 the total amount of these costs allocated to us was $2.0 million, $2.1 million, and $3.7 million, respectively.

•

General Overhead—we also reimburse Vivendi Universal Entertainment for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to finance and legal services, international marketing, information systems and overhead. In addition, Vivendi Universal Entertainment and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Vivendi Universal Entertainment. In 2006, 2005 and 2004, the total amount of these costs allocated to us was $5.4 million, $5.5 million, and $4.4 million, respectively.

Transactions with certain CityWalk operations

Vivendi Universal Entertainment has an indirect interest in certain of the restaurants and retail outlets in CityWalk.

Vivendi Universal Entertainment, through a subsidiary, owns several retail stores, including Dapy, Glow and the Universal Studios Store, that lease space in CityWalk from us under customary and market lease agreements. In January 2006, Glow ceased operations at CityWalk. In 2006, 2005 and 2004, the total rent earned by us for these stores was $0.5 million, $0.7 million and $0.8 million, respectively. During September 2005, rent and the management fees at the Dapy and Glow locations were suspended. Pursuant to management agreements, we have been managing the Universal Studios Store since 2002, and in 2003 began managing both Dapy and Glow. We are paid a management fee of 5% of the gross sales generated at each store. In 2006, 2005 and 2004, the management fee earned by us was $0.1 million, $0.2 million and $0.2 million, respectively. On December 31, 2006, ownership of Dapy transferred to UCDP.

Vivendi Universal Entertainment indirectly owned 50% of the Hard Rock Cafe/Hard Rock Live venue (the “Café”) located in CityWalk and pays us rent of 2.5% of revenue in addition to reimbursing us for certain common area expenses. In 2006, 2005 and 2004, the total amount paid to us was $1.5 million, $1.4 million and $1.3 million, respectively. On December 31, 2006, Vivendi Universal Entertainment sold its ownership interest in this entity.

Advisory services agreement

UCDP has an Advisory Services Agreement with Vivendi Universal Entertainment and Blackstone. Under the terms of the Advisory Services Agreement, each of Vivendi Universal Entertainment and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Vivendi Universal Entertainment and Blackstone will each receive an annual advisory fee of $1.25 million. In 2006, 2005 and 2004, we incurred $2.5 million for the advisory fee.

Transactions with UCF Hotel Venture

Vivendi Universal Entertainment indirectly owns 25% of UCF Hotel Venture, which owns the three hotels at Universal Orlando Resort. We have a separate long-term ground lease relating to each hotel with UCF Hotel Venture. Under the leases, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues. In 2006, 2005 and 2004, the rent earned by us under the leases was $10.8 million, $7.7 million, and $2.0 million, respectively. The increase from 2004 resulted from an improvement in UCF Hotel Venture’s cash available for distribution, which allowed us to receive an additional ground rent of $8.6 million and $5.5 million during 2006 and 2005, respectively, after UCF Hotel Venture’s partners received a distribution equal to a set percentage of their original capital investment. There is an annual cap on the additional ground rent.

Hotel guests may charge theme park passes, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. In 2006, 2005 and 2004, total hotel room key charges from UCF Hotel Venture were $7.7 million, $8.4 million, and $9.3 million, respectively.

Reciprocal covenants and easement agreement

Under a Reciprocal Covenants and Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. In 2006, 2005 and 2004, UCF Hotel Venture’s portion of the total maintenance and operating costs related to transportation was $1.0 million, $0.9 million and $1.1 million respectively.

We are also required to maintain all Universal Orlando Resort common areas, such as roadways and non-transportation roadways. UCF Hotel Venture reimburses us on a graduating scale as hotels open. In 2006, 2005 and 2004, the total common area maintenance costs from UCF Hotel Venture were $0.3 million per year.

We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 3.5% of each hotel’s revenue to cover marketing costs. In 2006, 2005 and 2004, the total hotel marketing costs from UCF Hotel Venture was $7.8 million, $7.5 million and $7.2 million, respectively.

Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. In 2006, 2005 and 2004, the total travel agent commissions earned through UCF Hotel Venture was $0.2 million, $0.2 million, and $0.3 million, respectively, and the amounts for credit card fees was $0.2 million, $0.1 million, and $0.2 million, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. In 2006, 2005 and 2004, the total booking fees UCF Hotel Venture earned by us was $0.2 million, $0.1 million and $0.1 million, respectively.

Transactions with other theme parks owned by Vivendi Universal Entertainment

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando. We participate with other Orlando theme parks, including Wet n Wild®, in an Orlando FlexTicket program which we manage and which permits a customer to visit our theme parks, Wet n Wild®, Sea World® Orlando and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicket program. In 2006, 2005 and 2004, our share of revenue from the Orlando FlexTicket program was $39.3 million, $44.2 million and $40.6 million, respectively. In 2006, 2005 and 2004, Wet n Wild®’s share was $7.4 million, $8.3 million and $7.7 million, respectively.

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

Transactions with NBC Universal and GE

As a result of the NBC Universal Transaction we are realizing synergies with other NBC Universal businesses which include cross-promotion with a variety of NBC Universal television and cable services, including iVillage Live (a live daily television show produced in Islands of Adventure which started in late 2006), in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in our parks. We estimate the value of both sides of this transaction for 2006, 2005 and 2004 to be $4.7 million, $3.0 million and $1.6 million, respectively.

At the suggestion of NBCU, costs were incurred to upgrade UCHC’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. The Partners agreed that we will pay for these costs. Total costs incurred were approximately $4.1 million, of which approximately $2.0 million was capitalized as property and equipment and approximately $2.1 million was expensed within other costs and operating expenses during 2005. As of December 31, 2006 and 2005, UCHC owed NBCU $0.0 and $1.7 million, respectively, as a reimbursement for costs paid by NBCU.

We lease certain trailers through a subsidiary of GE. During the year ended December 31, 2006, the cost of these leases was approximately $0.2 million. The leases expire in 2008, while the minimum future lease payments under the leases totaled approximately $0.3 million as of December 31, 2006. These leases existed prior to the NBC Universal Transaction.

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

Transactions with Blackstone

We utilize SunGard Data Systems, Inc. (“SunGard”) for our disaster recovery services. SunGard was acquired on August 11, 2005 through a merger transaction involving Blackstone among others. Our use of SunGard predates the merger transaction, and the transacted services are result of arms length negotiations. During the year ended 2006 and 2005, the total cost of these services was approximately $0.2 million each year.

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

For 2006, 2005 and 2004, the fees incurred by us under this agreement for our parks were approximately $18.1 million, $17.8 million and $18.5 million, respectively. Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees were approximately $4.0 million and $3.7 million, respectively, as of December 31, 2006 and 2005. These amounts were paid in the following year. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

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

On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserted that the Consultant was owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report). The resolution was within the amount accrued for the loss contingency.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Fees for audit services totaled approximately $501,500 and $559,500 for the fiscal years ended December 31, 2006 and 2005, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

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

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. I, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.2	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. II, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.3	Articles of Incorporation of UCFH I Finance, Inc. Previously filed as Exhibit 3.5 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.4	Bylaws of UCFH I Finance, Inc. Previously filed as Exhibit 3.6 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.5	Articles of Incorporation of UCFH II Finance, Inc. Previously filed as Exhibit 3.7 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.6	Bylaws of UCFH II Finance, Inc. Previously filed as Exhibit 3.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.1	Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. Previously filed as Exhibit 4.1 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.2	Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.3	Registration Rights Agreement dated December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.4	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.5	Articles of Incorporation of UCDP Finance incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.6	Bylaws of UCDP Finance incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.7	Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.8	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.9	Subordination Agreement dated as of March 28, 2003, among Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.10	Calculation Agency Agreement among the Issuers and The Bank of New York Trust Company, N.A. dated as of December 9, 2004. Previously filed as Exhibit 4.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.1	Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.2	License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.3	UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.4	Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001. Previously filed as Exhibit 10.4 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.5	Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.6	UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.7	Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.8	Employment Agreement dated as of December 7, 1999, between Universal Studios, Inc. and John Sprouls. Previously filed as Exhibit 10.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.9	Amendment to Employment Agreement of John Sprouls dated as of October 11, 2001. Previously filed as Exhibit 10.9 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.10	Extension of Employment Agreement of John Sprouls dated August 22, 2002. Previously filed as Exhibit 10.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.11	Amendment to Employment Agreement of John Sprouls dated July 8, 2003. Previously filed as Exhibit 10.11 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.12	Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.13	Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.14	Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.15	Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.16	Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.17	Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.18	Amendment No. 3 dated as of January 9, 2004 to Agreement of Limited Partnership of JB/ Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC. Previously filed as Exhibit 10.19 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.19	Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida, City of Orlando Florida Community Redevelopment Agency and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

*10.20	Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

Exhibit Number	Exhibit Description
*10.21	Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. Previously filed as Exhibit 10.22 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.22	Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.23	Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.24	Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

10.25	Amendment to UCDP Variable Deferred Compensation Plan. Previously filed as Exhibit 10.26 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.26	Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.27 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.27	Amendment Number One to Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.28 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.28	The Schwabplan Directed Employee Benefit Trust Agreement. Previously filed as Exhibit 10.29 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.29	Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on December 15, 2004 (registration number 333-108661).

10.30	Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004. Previously filed as Exhibit 10.31 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.31	Extension of Employment Agreement of Gretchen Hoffmann, dated December 1, 2004. Previously filed as Exhibit 10.32 to our registration statement on Form S-4 filed March 22, 2005 (registration number 333-122778).

10.32	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.1 to our report on Form 10-Q filed August 15, 2005.

10.33	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed September 9, 2005.

10.34	Employment Agreement between Vivendi Universal Entertainment LLLP and Michael Short, dated April 4, 2005. Previously filed as Exhibit 10.34 to our report on Form 10-K filed March 30, 2006

10.35	Employment Agreement between Universal Studios, Inc. and J. Michael Hightower, dated April 25, 2002. Previously filed as Exhibit 10.35 to our report on Form 10-K filed March 30, 2006

10.36	Employment Agreement between Universal City Development Partners, Ltd. and Richard Florell, dated June 26, 2002. Previously filed as Exhibit 10.36 to our report on Form 10-K filed March 30, 2006

10.37	Extension of Employment Agreement of J. Michael Hightower dated September 29, 2003. Previously filed as Exhibit 10.37 to our report on Form 10-K filed March 30, 2006

10.38	Extension of Employment Agreement of J. Michael Hightower dated August 28, 2004. Previously filed as Exhibit 10.38 to our report on Form 10-K filed March 30, 2006

10.39	Employment Agreement Option Letter of Richard Florell dated June 14, 2005. Previously filed as Exhibit 10.39 to our report on Form 10-K filed March 30, 2006

10.40	Employment Agreement between Vivendi Universal Entertainment LLLP and Robert Gault, Jr. dated October 12, 2004. Previously filed as Exhibit 10.40 to our report on Form 10-K filed March 30, 2006

10.41	Amendment to Employment Agreement of John R. Sprouls dated April 28, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed May 4, 2006.

10.42	Employment agreement of William Davis dated October 20, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed November 3, 2006.

10.43	Amendment to Employment Agreement of Tracey L. Stockwell dated January 23, 2007. Previously filed as Exhibit 10.2 to our report on Form 8-K filed January 25, 2007.

12.1	Computation of Ratios of earnings to fixed charges for the years ended December 31, 2005, December 31, 2004 and December 27, 2003

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics

14.2	General Electric Company Code of Conduct

21.1	List of Subsidiaries of Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc. and UCFH II Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Florida Holding Co. I’s, Universal City Florida Holding Co. II’s, UCFH I Finance, Inc.’s and UCFH II Finance, Inc’s Registration Statement on Form S-4 filed on February 14, 2005, registration number 333-122778.

Exhibit Number	Exhibit Description
31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: April 2, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: April 2, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: April 2, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: April 2, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN R. SPROULS John R. Sprouls	President/Chief Executive Officer (principal executive officer) of Universal City Florida Holding Co. I and UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc. and Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	April 2, 2007

/s/ TRACEY L. STOCKWELL Tracey L. Stockwell	Treasurer/Chief Financial Officer (principal financial and accounting officer) of Universal City Florida Holding Co. I and UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc.	April 2, 2007

/s/ THOMAS L. WILLIAMS Thomas L. Williams	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II and Director and Chairman of UCFH I Finance, Inc. and UCFH II Finance, Inc.	April 2, 2007

/s/ PATRICIA E. HUTTON Patricia E. Hutton	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	April 2, 2007

/s/ MICHAEL S. CHAE Michael S. Chae	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II and Director of UCFH I Finance, Inc. and UCFH II Finance, Inc.	April 2, 2007

/s/ THOMAS B. MCGRATH Thomas B. McGrath	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	April 2, 2007

/s/ JILL GREENTHAL Jill Greenthal	Partner Representative of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II	April 2, 2007