Form 10-Q
period 2007-07-01
Universal City Florida Holding Co. I; UCFH II Finance, Inc.; Universal City Florida Holding Co. II; UCFH I Finance, Inc.
filed 2007-08-10
CIK 1314357, 1314360, 1314358, 1314359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 10, 2007 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding. Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

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

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets

(UNAUDITED)

(In thousands)

	July 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$158,367	$76,428
Accounts receivable, net	34,963	30,034
Receivables from related parties	1,938	7,576
Inventories, net	45,937	43,816
Prepaid expenses and other assets	10,970	3,923
Notes receivable	4,948	4,960

Total current assets	257,123	166,737

Property and equipment, at cost:
Land and land improvements	489,578	488,675
Buildings and building improvements	1,379,410	1,377,175
Equipment, fixtures and furniture	1,108,383	1,105,048
Construction in process	37,922	17,652

Total property and equipment, at cost:	3,015,293	2,988,550
Less accumulated depreciation	(1,326,983)	(1,273,232)

Property and equipment, net	1,688,310	1,715,318

Other assets:
Interest rate swap assets, at fair market value	4,852	4,050
Investments in unconsolidated entities	7,502	7,097
Intangible assets, net	55,787	13,283
Deferred finance costs, net	24,130	27,937
Assets held for sale	2,269	2,551
Other assets	8,729	7,930

Total other assets	103,269	62,848

Total assets	$2,048,702	$1,944,903

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets (Continued)

(UNAUDITED)

(In thousands)

	July 1, 2007	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,909	$96,362
Unearned revenue	68,943	47,250
Due to related parties	11,059	8,476
Current portion of capital lease and financing obligations	195	634
Current portion of long-term borrowings	—	75

Total current liabilities	225,106	152,797

Long-term liabilities:
Long-term borrowings, net of current portion	1,456,710	1,456,289
Capital lease and financing obligations, net of current portion	30,356	—
Minority interest in equity of UCRP	8,665	8,066
Other	8,453	7,699

Total long-term liabilities	1,504,184	1,472,054

Partners’ equity:
Vivendi Universal Entertainment	157,280	158,001
Blackstone	157,280	158,001
Accumulated other comprehensive income	4,852	4,050

Total partners’ equity	319,412	320,052

Total liabilities and partners’ equity	$2,048,702	$1,944,903

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Operating revenues:
Theme park admissions	$125,055	$121,078	$213,214	$209,151
Theme park food and beverage	33,632	33,835	56,015	55,881
Theme park merchandise	34,664	31,632	57,892	51,792
Other	67,226	63,142	120,048	114,422

Total operating revenues	260,577	249,687	447,169	431,246

Costs and operating expenses:
Theme park operations	42,738	42,091	83,196	81,246
Theme park selling, general and administrative	45,689	42,080	87,807	86,515
Theme park cost of products sold	30,693	29,992	54,405	51,923
Special fee payable to Vivendi Universal Entertainment and consultant fee	16,466	15,698	27,984	26,923
Depreciation and amortization	27,326	28,201	54,300	56,675
Other	37,255	36,460	70,051	69,993

Total costs and operating expenses	200,167	194,522	377,743	373,275

Operating income	60,410	55,165	69,426	57,971

Other expense (income):
Interest expense	36,451	37,178	73,448	73,811
Interest income	(1,536)	(1,085)	(2,654)	(1,823)
Change in fair value of interest rate swaps	—	417	—	1,362
Loss (income) from investments in unconsolidated entities	353	(220)	868	(3)
Gain on sale of property and equipment	(2,776)	—	(2,776)	—
Minority interest in net earnings of UCRP	1,192	977	1,982	1,896

Total other expense	33,684	37,267	70,868	75,243

Net income (loss)	$26,726	$17,898	$(1,442)	$(17,272)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statement of Changes in Partners’ Equity

(UNAUDITED)

(In thousands)

	Vivendi Universal Entertainment	Blackstone	Accumulated Other Comprehensive Income	Total Partners’ Equity
Balance, December 31, 2006	$158,001	$158,001	$4,050	$320,052
Decrease in fair value of interest rate swap designated as hedges	—	—	802	802
Net loss	(721)	(721)	—	(1,442)

Balance, July 1, 2007	$157,280	$157,280	$4,852	$319,412

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six months ended
	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,442)	$(17,272)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	53,513	55,952
Amortization of intangible assets	787	723
Amortization of deferred finance costs	3,807	3,852
Accretion of bond discount	421	425
Interest of financing obligations	227	—
Distributions from investments in unconsolidated entities, net	857	212
Gain on sale of property and equipment	(2,776)	—
Change in fair value of interest rate swaps	—	1,362
Loss (income) on investments in unconsolidated entities	868	(3)
Minority interest in net earnings of UCRP	1,982	1,896
Changes in operating assets and liabilities:
Accounts receivable, net	(4,929)	(9,476)
Notes receivable	12	—
Receivables from related parties	5,638	508
Inventories, net	(2,121)	(4,511)
Prepaid expenses and other assets	(7,047)	(5,259)
Other long-term assets	(799)	(303)
Accounts payable and accrued liabilities	48,547	30,829
Unearned revenue	21,693	19,790
Due to related parties	2,583	8,694
Other long-term liabilities	754	(14)

Net cash and cash equivalents provided by operating activities	122,575	87,405

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(30,010)	(24,912)
Proceeds relating to capital reimbursements	3,505	—
Proceeds relating to sale of property and equipment	3,058	—

Net cash and cash equivalents used in investing activities	$(23,447)	$(24,912)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows (Continued)

(UNAUDITED)

(In thousands)

	Six months ended
	July 1, 2007	July 2, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(1,383)	$(1,323)
Contributions to unconsolidated entities	(2,130)	—
Payments on long-term borrowings, capital lease and financing obligations, net	(13,676)	(6,017)

Net cash and cash equivalents used in financing activities	(17,189)	(7,340)

Net increase in cash and cash equivalents	81,939	55,153
Cash and cash equivalents at beginning of period	76,428	56,259

Cash and cash equivalents at end of period	$158,367	$111,412

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Notes payable issued for property and equipment	$—	$642

Financing obligations	$43,291	$—

Increase in interest rate swap asset	$802	$6,935

Decrease in interest rate swap liability	$—	$88

Disposal of fully depreciated assets	$238	$3,902

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

Period End

The three months ended July 1, 2007 and July 2, 2006 each contained 91 days. The six months ended July 1, 2007 contained 182 days, while the six months ended July 2, 2006 contained 183 days.

Seasonality

The timing of Easter in relation to the Company’s quarter end affects the comparability of the results for the quarters ended July 1, 2007 and July 2, 2006. During 2007, the peak Easter season began during the last two days of the first quarter, however, for 2006, it fell entirely during the second quarter, causing a partial shift in one of our peak travel seasons into the first quarter in 2007.

Based on the seasonality of attendance, the results for the three months and six months ended July 1, 2007 and July 2, 2006 are not necessarily indicative of results for the full year.

Reclassification

Certain items in the prior years’ condensed combined financial statements have been reclassified to conform with the 2007 presentation. The July 2, 2006 distributions from unconsolidated entities, net on the condensed combined statement of cash flows, has been reclassified to the operating activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. These reclassifications had no impact on net income or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	July 1, 2007	December 31, 2006
Merchandise	$16,193	$12,709
Food and beverage	4,229	4,259
Operating supplies and maintenance parts	27,933	28,051
Less: reserves	(2,418)	(1,203)

Total	$45,937	$43,816

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 12 years. Intangible assets totaled $55,787,000 and $13,283,000, respectively, as of July 1, 2007 and December 31, 2006. This included $11,891,000 and $11,105,000 in accumulated amortization, respectively, as of July 1, 2007 and December 31, 2006. Amortization expense amounted to $787,000 and $723,000, respectively, during the six months ended July 1, 2007 and July 2, 2006, and $425,000 and $362,000, respectively, during the three months ended July 1, 2007 and July 2, 2006. Amortization of existing intangible assets will be approximately $850,000, $1,981,000, $2,151,000, respectively, in 2007, 2008 and 2009 and $5,441,000 each of the following three years.

Financing Obligations

Financing obligations represent the net present value of future payment obligations of certain intellectual property rights acquired under long term contracts. These obligations increase monthly for imputed interest costs and decrease when payments are made. Financing obligations are reported on the condensed combined balance sheet under capital lease and financing obligations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands):

	Interest Rate	Maturity Date	As of July 1, 2007	As of December 31, 2006
Senior secured credit facility	(1)	(2)	$509,000	$509,000
UCHC floating rate senior notes (“May 2010 notes”)	LIBOR + 475 bps	May 1, 2010	300,000	300,000
UCHC fixed rate senior notes (“May 2010 notes”)	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Equipment financing note	5.35%	April 1, 2007	—	75

Gross principal payable			1,459,000	1,459,075
Unamortized discounts			2,290	2,711

Total debt			$1,456,710	$1,456,364

(1)	The senior secured credit facility bears interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 100 bps, or at the 3-month LIBOR plus 200 bps.
(2)	The maturity date of the senior secured credit facility is March 31, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

As of July 1, 2007 and December 31, 2006, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of July 1, 2007 (in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$2,648	4.77%	Other comprehensive income	Fixed
250,000	October 15, 2009	2,204	4.41%	Other comprehensive income	Fixed

$450,000		$4,852

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

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands):

	July 1, 2007	December 31, 2006
Accounts payable	$11,312	$6,603
Capital expenditures	13,145	3,966
Marketing and advertising	25,332	5,444
Interest	28,574	29,085
Compensation and benefits	27,543	26,131
Operating accruals	14,951	14,268
Consulting fees	5,605	4,244
Property and sales tax	13,910	1,507
Other	4,537	5,114

Total	$144,909	$96,362

5. Capital leases and financing obligations

On May 25, 2007, UCDP entered into an agreement with Warner Bros. Consumer Products Inc. (“WB”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”). This license will be used for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” that will include a re-themed portion of one of the “islands” of, and additional undeveloped real estate at, Universal’s Islands of Adventure. These attractions should be open by 2010. Under the terms of the agreement, UDCP has the right to use the licensed property until approximately ten years after the scheduled grand opening date of the attractions. UCDP also has the ability to extend the term for two successive five-year renewal periods. It’s use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides UCDP with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

UCDP has other intellectual property agreements. UCDP also leases certain equipment under capital leases. Intangible assets and equipment, fixtures and furniture included approximately $48,524,000 and $5,233,000, related to financing obligations and capital leases as of July 1, 2007 and December 31, 2006, respectively. This included $5,008,000 and $4,753,000 in accumulated depreciation and amortization, respectively, as of July 1, 2007 and December 31, 2006. Depreciation and amortization expense related to assets under financing obligations and capital leases amounted to approximately $256,000 and $300,000, respectively, during the six months ended July 1, 2007 and July 2, 2006, and $143,000 and $158,000, respectively, during the three months ended July 1, 2007 and July 2, 2006. At July 1, 2007, future minimum payments due under financing obligations and capital leases totaled approximately $30,323,000 (net of $16,996,000 in interest). The net present value of future minimum payments include $195,000, $342,000, $4,928,000, $3,585,000, $3,332,000, $3,096,000, and $14,845,000, respectively, due in 2007, 2008, 2009, 2010, 2011, 2012, and years subsequent to 2012.

6. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$26,726	$17,898	$(1,442)	$(17,272)
Change in fair value of interest rate swaps designated as hedges	2,537	3,306	802	8,163
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	—	—	—	222

Comprehensive income (loss)	$29,263	$21,204	$(640)	$(8,887)

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three and six months ended July 1, 2007, the Company paid fees of $7,802,000 and $16,016,000, and for the three and six months ended July 2, 2006, the Company paid fees of $0 and $7,811,000, respectively, to Vivendi Universal Entertainment. In addition, at July 1, 2007 and December 31, 2006, respectively, the amount due to related parties included $11,059,000 and $8,214,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000 annually. As these ratios were met as of July 1, 2007, payments of $11,059,000 in special fees will be made during the third quarter of 2007.

8. Litigation

Property taxes

2006 Assessments

On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2006 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. Hearings before the Value Adjustment Board on UCDP’s petitions took place on December 11 and 12, 2006, after which two Special Magistrates recommended to the Value Adjustment Board that the 2006 assessments of UCDP’s real and tangible personal property be reduced. The Value Adjustment Board approved the Special Magistrates’ recommendations and the Property Appraiser issued revised assessments on March 20, 2007, reducing the assessed property values, resulting in a tax savings and refund of approximately $1.0 million, which was received on May 4, 2007. The refund amount received was recorded to the statement of operations during the second quarter of 2007.

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the 2006 tangible personal property assessments ( the “Property Appraiser’s 2006 Tangible Personal Property Complaint”). UCDP filed an Answer to the Property Appraiser’s 2006 Tangible Personal Property Complaint on June 8, 2007. On May 16, 2007 UCDP filed two lawsuits against the Property Appraiser, Orange County Tax Collector (the “Tax Collector”) and the Florida Department of Revenue (the “FDOR”), challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA (“UCDP’s 2006 Real Property Complaint”) and for (ii) UCDP’s parking garages. On June 20, 2007 the Property Appraiser and the Tax Collector filed Answers to portions of both lawsuits and moved to dismiss the claims in both of UCDP’s complaints relating to allegations of discriminatory assessments. The Property Appraiser has filed a motion to consolidate the Property Appraiser’s 2006 Tangible Personal Property Complaint with UCDP’s 2006 Real Property Complaint. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, finding that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes and penalties being charged by the Orange County Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on Universal’s Islands of Adventure, and it also dismissed UCDP’s due process claim. On May 7, 2007, UCDP also re- filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) and also filed motions seeking rehearing, clarification and leave to amend the complaint. On June 29, 2007 the Property Appraiser filed a motion to dismiss UCDP’s Re-filed Back Assessment Complaint. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants, along with other theme park industry owners or operators. On May 7, 2007, the Defendants filed an Answer and Counterclaims. On August 9, 2007 the parties stipulated to the dismissal of NBCU, USI and Blackstone Group L.P. from the action, and Plaintiffs filed their First Amended Complaint for Patent Infringement which named UCDP and Universal City Studios LLLP, as well as other theme park industry owners and operators, as defendants (the “Amended Complaint”). The Amended Complaint alleges that the defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement, but the Interrogatories served by Plaintiffs request information concerning two rides owned and operated by UCDP. The Amended Complaint seeks damages and injunctive relief. Because this case is in its early stages, it is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

During the first half of 2007, we posted improved financial results. Paid attendance was down 3% to 2006. However, we increased theme park guest spending by 6%, which helped us to generate $15.9 million in higher revenues and reduce our year over year net loss by $15.8 million. We were also able to strengthen our financial position as we exited the second quarter with $258.4 million in cash and cash equivalents and unused revolving credit. We also owed $1,456.7 million on our long-term debt at July 1, 2007.

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

Based on the seasonality of our attendance, the results for the three and six-month periods ended July 1, 2007 and July 2, 2006 are not necessarily indicative of results for the full year.

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

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 8 in Part 1, Item 1. Condensed Combined Financial Statements in this document for more detailed information on litigation exposure.

Period end

The three months ended July 1, 2007 and July 2, 2006 each contained 91 days. The six months ended July 1, 2007 contained 182 days, while the six months ended July 2, 2006 contained 183 days.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

	Three months ended		% Change
(In Thousands, Except Percentages)	July 1, 2007	July 2, 2006	Favorable/ (Unfavorable)
Operation data:
Paid theme park admissions	3,047	3,125	(2)%
Turnstile theme park admissions	3,262	3,364	(3)%
Theme park pass revenue per paid admission	$41.04	$38.74	6%
Theme park food, beverage and merchandise revenue per turnstile admission	20.94	19.46	8%
Statement of operations data:
Operating revenues:
Theme park admissions	$125,055	$121,078	3%
Theme park food and beverage	33,632	33,835	(1)%
Theme park merchandise	34,664	31,632	10%
Other	67,226	63,142	6%

Total operating revenues	260,577	249,687	4%
Costs and operating expenses:
Theme park operations	42,738	42,091	(2)%
Theme park selling, general and administrative	45,689	42,080	(9)%
Theme park cost of products sold	30,693	29,992	(2)%
Special fee to Vivendi Universal Entertainment and consultant fee	16,466	15,698	(5)%
Depreciation and amortization	27,326	28,201	3%
Other	37,255	36,460	(2)%

Total costs and operating expenses	200,167	194,522	(3)%

Operating income	60,410	55,165	10%
Non-operating expenses	33,684	37,267	10%

Net income	$26,726	$17,898	49%

Three Months Ended July 1, 2007 Compared to Three Months Ended July 2, 2006

The 2% decline in Paid Theme Park Admissions was attributable to a low-teen percentage decline in our International attendance, partially offset by a mid single digit percentage increase in our Florida attendance. Our total Operating Revenues increased $10.9 million driven by strong per capita growth. Theme Park Admission, Food, Beverage and Merchandise Revenue per capita increased 7% due to successful initiatives. The remaining increase was from Other Revenue, which was favorable by $4.1 million, or 6%, primarily due to increases in aged admission sales of $2.7 million and CityWalk revenue of $1.6 million.

The increase in Theme Park Selling, General and Administrative was largely due to $3.2 million in increased marketing costs related to the timing of our advertising campaigns. As a percentage of Theme Park Food and Beverage and Merchandise Revenue, Cost of Products Sold improved to 44.9% from 45.8% in the prior year. Expenses related to our special fee and consultant fee increased 5%, correlating to the increase in operating revenues. Non-operating Expenses were favorable by $3.6 million. This resulted primarily from a $2.8 million gain relating to the sale of land and favorability of interest income and interest expense of $1.2 million, partially offset by our portion of losses from unconsolidated entities of $0.6 million.

	Six months ended		% Change
(In Thousands, Except Percentages)	July 1, 2007	July 2, 2006	Favorable/ (Unfavorable)
Operation data:
Paid theme park admissions	5,205	5,343	(3)%
Turnstile theme park admissions	5,582	5,753	(3)%
Theme park pass revenue per paid admission	$40.96	$39.14	5%
Theme park food, beverage and merchandise revenue per turnstile admission	20.40	18.71	9%
Statement of operations data:
Operating revenues:
Theme park admissions	$213,214	$209,151	2%
Theme park food and beverage	56,015	55,881	0%
Theme park merchandise	57,892	51,792	12%
Other	120,048	114,422	5%

Total operating revenues	447,169	431,246	4%
Costs and operating expenses:
Theme park operations	83,196	81,246	(2)%
Theme park selling, general and administrative	87,807	86,515	(1)%
Theme park cost of products sold	54,405	51,923	(5)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	27,984	26,923	(4)%
Depreciation and amortization	54,300	56,675	4%
Other	70,051	69,993	0%

Total costs and operating expenses	377,743	373,275	(1)%

Operating income	69,426	57,971	20%
Non-operating expenses	70,868	75,243	6%

Net loss	$(1,442)	$(17,272)	92%

Six Months Ended July 1, 2007 Compared to Six Months Ended July 2, 2006

The 3% decline in Paid Theme Park Admissions was primarily attributable to a mid single digit percentage decline in our international and outer-US markets, partially offset by slight growth in our Florida attendance. Our total Operating Revenues increased $15.9 million driven by strong per capita growth. Theme Park Admission, Food, Beverage and Merchandise Revenue per capita increased 6% due to successful initiatives. The remaining increase was from Other Revenue, which was favorable by $5.6 million, or 5%, primarily due to increases in CityWalk revenues of $1.8 million and aged pass sales of $3.6 million.

Theme Park Operations were unfavorable by $2.0 million due to increased maintenance, entertainment and operational costs, partially offset by a decrease in utility costs. The increase in Theme Park Selling, General and Administrative was largely due to $0.9 million in increased marketing costs related to the additional investment in advertising. As a percentage of Theme Park Food and Beverage and Merchandise Revenue, Cost of Products Sold remained consistent at approximately 48.0% in both years. Expenses related to our special fee and consultant fee increased 4%, correlating to the increase in operating revenues. Other Operating Expenses were flat to prior year as the increased costs relating to the additional CityWalk revenues were offset by the decrease in costs relating to special events resulting from the decrease in special events revenue. Non-operating Expenses were favorable by $4.4 million. This resulted from a $2.8 million gain relating to the sale of land and favorability of interest income and interest expense of $1.2 million and an income statement charge of $1.4 million during the first half of 2006 caused by a decrease in the value of interest rate swaps that did not occur during 2007. These were partially offset by our portion of losses from unconsolidated entities of $0.9 million.

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

	Three Months Ended		Six Months Ended
(In Thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cash and cash equivalents provided by operating activities	$65,612	$29,674	$122,575	$87,405
Adjustments:
Interest expense	36,450	37,178	73,448	73,811
Interest income	(1,536)	(1,085)	(2,654)	(1,823)
Amortization of deferred finance costs	(1,904)	(1,923)	(3,807)	(3,852)
Gain on sale of property and equipment	2,776	—	2,776	—
Distributions from investments in unconsolidated entities	(107)	—	(857)	(212)
(Loss) gain on investments in unconsolidated entities	(353)	220	(868)	3
Accretion of bond discount	(209)	(213)	(421)	(425)
Interest expense on financing obligations	(227)	—	(227)	—
Minority interest in net earnings of UCRP	(1,192)	(977)	(1,982)	(1,896)
Change in working capital	(10,344)	19,735	(64,331)	(40,258)

EBITDA	$88,966	$82,609	$123,652	$112,753

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Six months ended
	July 1, 2007	July 2, 2006
Net cash and cash equivalents provided by operating activities	$122,575	$87,405
Net cash and cash equivalents used in investing activities	23,447	24,912
Capital expenditures	30,010	24,912
Net cash and cash equivalents used in financing activities	17,189	7,340

During the six months ended July 1, 2007 and July 2, 2006, respectively, net cash provided by operating activities was $122.6 million and $87.4 million. The change is due to the decrease in net loss of $15.8 million and the change in working capital accounts of $24.1 million, which was partially offset by the gain on sale of property and equipment of $2.8 million.

Net cash used in investing activities for the six months ended July 1, 2007 and July 2, 2006, totaled $23.4 million and $24.9 million, respectively. For 2007, the amount consisted of $30.0 million relating to the purchases of property and equipment, offset by $3.5 million in reimbursed capital costs and $3.1 million in proceeds from the sale of property and equipment. For 2006, the amount consisted primarily of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be between $100.0 million to $120.0 million during 2007. A large portion of this cost relates to the design and construction of our upcoming Simpsons™ attraction and Harry Potter™ island (see Part II, Item 5) which we anticipate opening during the spring of 2008 and by 2010, respectively. We estimate our total capital investment in these attractions will range from $230.0 million to $265.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties.

During the six months ended July 1, 2007 and July 2, 2006, net cash used for financing activities was $17.2 million and $7.3 million, respectively. For 2007, the amount was comprised of a payment of contributions to joint venture, payments on capital lease and finance obligations and distributions of the minority interest of UCRP. For 2006, the amount was comprised of principal payments on our senior secured credit facility and distributions of the minority interest of UCRP.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	July 1, 2007	December 31, 2006
Cash and cash equivalents	$158,367	$76,428
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	195	709
Current portion of special fees	11,059	8,214
Total long-term obligations (1)	1,487,066	1,456,289

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease and financing obligations.

At July 1, 2007, our total debt was $1,456.7 million, which included $450.0 million outstanding under the bonds due in May 2010, $497.7 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $2.3 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At July 1, 2007, we also had $258.4 million in cash and cash equivalents and unused revolving credit, consisting of $158.4 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of July 1, 2007. Both issuances of notes are due in 2010, while the senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. During 2006, UCDP made an additional $30.0 million principal payment, effectively prepaying all of the required principal installments. Our senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained essentially consistent during 2007, we cannot be assured that future changes in our ratings will not occur.

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

Special fees

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of our senior secured credit facility in December 2004 (the “2004 Amendment”), the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2006. Accordingly, during the three and six months ended July 1, 2007, we paid fees of $7.8 million and $16.0 million, respectively, to Vivendi Universal Entertainment. As these ratios were met as of July 1, 2007, payments of $11.1 million in special fees will be made during the third quarter of 2007. At July 1, 2007 and December 31, 2006, respectively, our combined balance sheet included $11.1 million and $8.2 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment.

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

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2007	2008	2009	2010	2011	Total	Fair value
Debt:
Fixed rate debt	$—	$—	$—	$650,000	$—	$650,000	$683,380
Average rate	n/a	n/a	n/a	10.97%	n/a
Variable rate debt	$—	$—	$—	$300,000	$509,000	$809,000	$818,000
Average interest rate	n/a	n/a	n/a	10.10%	7.35%

Total gross debt	$—	$—	$—	$950,000	$509,000	$1,459,000	$1,501,380

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

There was no change in UCHC’s internal control over financial reporting during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 Litigation in Part I — Item 1 Condensed Combined Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. As a result of the acquisition of additional intellectual property rights during the year, we have updated the following risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We may not be able to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, which may require us to re-theme certain rides and attractions and a breach may also accelerate payments due under the WB Agreement.

The use of themed elements in our rides and attractions is dependent upon UCDP’s obtaining and maintaining intellectual property licenses granting it the rights to use those elements. Failure to protect UCDP’s existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditure. In addition, in the event of termination by Warner Bros. Consumer Products, Inc. (“WB”) of its agreement with UDCP dated May 25, 2007 pursuant to which UDCP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”) due to our breach, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

Our dependence on Universal Studios, Inc. and its affiliates; risks related to a change of control.

UDCP licenses the right to use a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from Universal Studios, Inc. and its affiliates. See “Item 1: Business—Intellectual property.” If Blackstone or any other third party unaffiliated with Universal Studios, Inc. were to acquire all of the partnership interests in UCDP, UCDP may not be able to take advantage of this license arrangement in the future to the same degree as UCDP currently does and may lose this license completely if UCDP fails to maintain certain quality standards. UCDP’s license to use the “Universal” name would expire on the last of (a) the date that is 30 months after the date that Universal Studios, Inc. or its affiliates do not own any interest in us, (b) the date that is 30 months after the termination of the WB Agreement prior to its scheduled expiration, or (c) the date of expiration of the WB Agreement. Provided that we continue to operate our theme parks at a substantially similar standard, Universal Studios, Inc. and its affiliates are required to continue to license those intellectual properties currently licensed to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect, even if Universal Studios, Inc. or its affiliates no longer have an ownership interest in us. However, in a situation where Blackstone or a third party unaffiliated with Universal Studios, Inc. acquires more than 50% of the partnership interests in us, Universal Studios, Inc. and its affiliates are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Universal Studios, Inc. could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with Universal Studios, Inc. acquired more than 50% of the partnership interests in us and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time and may not be able to continue operating our theme parks at all. In addition, the WB Agreement and UCDP’s agreement dated March 5, 2007 with Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc. (“Fox”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in The Simpsons™ television series (the “Fox Agreement”), both of which are directly licensed to UCDP, are terminable, if NBC Universal, Inc. fails to remain involved as a 50% owner, unless the licensor consents to the assignment or, in the case of the Fox Agreement, NBC Universal, Inc. or its affiliates continues to manage UCDP’s theme parks, or, in the case of the WB Agreement, the entity to which the partnership interests or assets of the partnership are transferred meets other tests designed to ensure the financial capability of the buyer and to maintain the reputation of the theme parks, and NBC Universal, Inc. or its affiliate enters into a direct license with UCDP that meets certain specified requirements. In the event of termination by Fox of the Fox Agreement, or by WB of the WB Agreement, due to UCDP’s default or a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The following information is an excerpt from our Form 8-K, which was filed with the Securities and Exchange Commission on May 31, 2007.

On May 25, 2007, UCDP entered into an agreement with Warner Bros. Consumer Products Inc. (“WB”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”).

This license will be used for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” that will include a re-themed portion of one of the “islands” of, and additional undeveloped real estate at, Universal’s Islands of Adventure. These attractions should be open by 2010. Under the terms of the agreement, UCDP has the right to use the licensed property until approximately ten years after the scheduled grand opening date of the attractions. UCDP also has the ability to extend the term for two successive five-year renewal periods. Their use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides UCDP with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

The WB Agreement is terminable, subject to applicable cure periods, if UCDP fails to maintain quality standards, invest minimum required capital or use the properties in accordance with the license, or upon other customary events of default. In addition, if UCDP sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by NBC Universal, Inc. or any of its affiliates (collectively, “NBCU”), the agreement is terminable unless there is a buyer of Universal’s Islands of Adventure or of the interests in UCDP that meets certain financial and reputation tests. In addition Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under a license from NBCU that enables NBCU to maintain the quality and reputation of Universal’s Islands of Adventure (the “NBCU License Agreement”). In the event that, following such sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, only the Harry Potter™, Jurassic Park, Seuss Landing and Marvel Super Hero Island sections of Universal’s Islands of Adventure need to be operated under the

NBCU License Agreement. In the event of termination by WB due to UCDP’s default or a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

On the same date that the WB Agreement was executed, the UCDP partnership agreement and a related license agreement were amended. The amended partnership agreement changed the definition of “Blackstone Partners” to include Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC,, Blackstone UTP Offshore Capital LLC, and Blackstone Family Media III LLC, all of which are Delaware limited liability companies. The amended partnership agreement also provides that, effective as of the transfer or assignment by UCDP of the WB Agreement or a change of control as defined in the WB Agreement, if Universal’s Islands of Adventure is not managed by NBCU, NBCU shall enter into the NBCU License Agreement with UCDP or its successor for the duration of the term of the WB Agreement. The license fee would be the same as (without any duplication of) the “special fee” payable by UCDP under its amended partnership agreement. The amendments to the partnership agreement and related license agreement also change the period of time after certain changes of control during which UCDP or its successor may continue to use the name “Universal” to the latest of (i) 30 months after such change of control, (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration and (iii) the expiration of the WB agreement in accordance with its terms. In addition, the amendments to the partnership agreement and related license agreement amend the period during which certain intellectual property rights are licensed to UCDP from NBCU to the later of (a) the expiration or termination of the WB Agreement or, if sooner, the date that neither UCDP nor its permitted successor or assign is a party to the WB Agreement, or (b) the date such intellectual property rights would otherwise (i.e., in the absence of clause (a) of this sentence) cease to be so licensed.

Item 6.	Exhibits.

a) Exhibits

3.4	First Amendment to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of May 25, 2007, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner.

10.40	First Amendment to the License Agreement, dated as of May 25, 2007, among Universal Studios, Inc., Universal City Studios LLLP, Universal City Property Management II LLC and Universal City Development Partners, Ltd.

10.41*	Theme Park License, dated as of May 25, 2007, between Warner Bros. Consumer Products, Inc. and Universal City Development Partners, Ltd. (filed herewith with confidential treatment requested as to certain portions, (which have been omitted and replaced with asterisks in the exhibit), which portions are omitted and filed separately with the Securities and Exchange Commission.).

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: August 10, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: August 10, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: August 10, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: August 10, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer