Form 10-Q
period 2007-09-30
Universal City Florida Holding Co. I; UCFH II Finance, Inc.; Universal City Florida Holding Co. II; UCFH I Finance, Inc.
filed 2007-11-13
CIK 1314357, 1314360, 1314358, 1314359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding. Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

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

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets

(UNAUDITED)

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$240,342	$76,428
Accounts receivable, net	32,310	30,034
Receivables from related parties	5,379	7,576
Inventories, net	45,397	43,816
Prepaid expenses and other assets	9,433	3,923
Notes receivable	—	4,960

Total current assets	332,861	166,737

Property and equipment, at cost:
Land and land improvements	473,947	488,675
Buildings and building improvements	1,383,041	1,377,175
Equipment, fixtures and furniture	1,101,648	1,105,048
Construction in process	48,786	17,652

Total property and equipment, at cost:	3,007,422	2,988,550
Less accumulated depreciation	(1,352,320)	(1,273,232)

Property and equipment, net	1,655,102	1,715,318

Other assets:
Interest rate swap assets, at fair market value	—	4,050
Investments in unconsolidated entities	10,695	7,097
Intangible assets, net	55,532	13,283
Deferred finance costs, net	22,227	27,937
Assets held for sale	18,205	2,551
Other assets	8,671	7,930

Total other assets	115,330	62,848

Total assets	$2,103,293	$1,944,903

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets (Continued)

(UNAUDITED)

(In thousands)

	September 30, 2007	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$161,161	$96,362
Unearned revenue	61,062	47,250
Due to related parties	11,834	8,476
Current portion of capital lease and financing obligations	99	634
Current portion of long-term borrowings	—	75

Total current liabilities	234,156	152,797

Long-term liabilities:
Long-term borrowings, net of current portion	1,456,918	1,456,289
Capital lease and financing obligations, net of current portion	30,917	—
Minority interest in equity of UCRP	7,677	8,066
Interest rate swap liability, at fair market value	375	—
Other	11,357	7,699

Total long-term liabilities	1,507,244	1,472,054

Partners’ equity:
Vivendi Universal Entertainment	181,134	158,001
Blackstone	181,134	158,001
Accumulated other comprehensive (loss)/income	(375)	4,050

Total partners’ equity	361,893	320,052

Total liabilities and partners’ equity	$2,103,293	$1,944,903

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Operating revenues:
Theme park admissions	$130,659	$113,659	$343,873	$322,810
Theme park food and beverage	33,467	28,998	89,482	84,879
Theme park merchandise	33,999	27,383	91,891	79,175
Other	68,560	55,481	188,612	169,903

Total operating revenues	266,685	225,521	713,858	656,767

Costs and operating expenses:
Theme park operations	44,818	41,318	128,014	122,563
Theme park selling, general and administrative	30,674	29,797	118,479	116,312
Theme park cost of products sold	31,332	28,304	85,734	80,226
Special fee payable to Vivendi Universal Entertainment and consultant fee	16,803	14,200	44,787	41,124
Depreciation and amortization	28,344	27,190	82,644	83,865
Other	34,056	31,863	104,116	101,858

Total costs and operating expenses	186,027	172,672	563,774	545,948

Operating income	80,658	52,849	150,084	110,819

Other expense (income):
Interest expense	36,867	37,438	110,315	111,249
Interest income	(2,344)	(1,886)	(4,998)	(3,709)
Change in fair value of interest rate swaps	—	(1,364)	—	(2)
Income from investments in unconsolidated entities	(1,971)	(39)	(1,103)	(41)
Gain on sale of property and equipment	—	—	(2,776)	—
Minority interest in net earnings of UCRP	398	300	2,380	2,196

Total other expense	32,950	34,449	103,818	109,693

Net income	$47,708	$18,400	$46,266	$1,126

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statement of Changes in Partners’ Equity

(UNAUDITED)

(In thousands)

	Vivendi Universal Entertainment	Blackstone	Accumulated other comprehensive income	Total
Balance, December 31, 2006	$158,001	$158,001	$4,050	$320,052
Decrease in fair value of interest rate swap designated as hedges	—	—	(4,425)	(4,425)
Net income	23,133	23,133	—	46,266

Balance, September 30, 2007	$181,134	$181,134	$(375)	$361,893

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine months ended
	September 30, 2007	October 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,266	$1,126

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	81,603	82,780
Amortization of intangible assets	1,041	1,085
Amortization of deferred finance costs	5,710	5,785
Accretion of bond discount	629	639
Interest on financing obligations	788	—
Distributions from investments in unconsolidated entities, net	1,161	212
Gain on sale property and equipment	(2,776)	—
Change in fair value of interest rate swaps	—	(2)
Income from investments in unconsolidated entities	(1,103)	(41)
Minority interest in net earnings of UCRP	2,380	2,196
Changes in operating assets and liabilities:
Accounts receivable, net	(2,276)	(5,405)
Notes receivable	4,960	—
Receivables from related parties	2,197	(373)
Inventories, net	(1,581)	(4,726)
Prepaid expenses and other assets	(5,510)	(3,717)
Other long-term assets	(741)	(491)
Accounts payable and accrued liabilities	64,799	43,264
Unearned revenue	13,812	19,705
Due to related parties	3,358	5,199
Other long-term liabilities	3,658	285

Net cash and cash equivalents provided by operating activities	218,375	147,521

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(44,221)	(33,090)
Proceeds relating to capital reimbursements	6,898	—
Proceeds relating to sale of property and equipment	3,058	—

Net cash and cash equivalents used in investing activities	$(34,265)	$(33,090)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows (Continued)

(UNAUDITED)

(In thousands)

	Nine months ended
	September 30, 2007	October 1, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(2,769)	$(2,476)
Contributions to investments in unconsolidated entities	(3,656)	—
Payments on long-term borrowings, capital lease and financing obligations, net	(13,771)	(36,415)

Net cash and cash equivalents used in financing activities	(20,196)	(38,891)
Net increase in cash and cash equivalents	163,914	75,540
Cash and cash equivalents at beginning of period	76,428	56,259

Cash and cash equivalents at end of period	$240,342	$131,799

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Notes payable issued for property and equipment	$—	$642

Financing obligations	$43,291	$—

(Decrease)/Increase in interest rate swap asset	$(4,050)	$1,789

(Increase)/decrease in interest rate swap liability	$(375)	$88

Disposal of fully depreciated assets	$2,515	$3,875

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

UCHC’s ultimate owners, each having a 50 percent interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“VUE”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended September 30, 2007 and October 1, 2006 each contained 91 days. The nine months ended September 30, 2007 contained 273 days, while the nine months ended October 1, 2006 contained 274 days.

Seasonality

Based on the seasonality of attendance, the results for the three months and nine months ended September 30, 2007 and October 1, 2006 are not necessarily indicative of results for the full year.

Reclassification

Certain items in the prior years’ condensed combined financial statements have been reclassified to conform to the 2007 presentation. The October 1, 2006 distributions from unconsolidated entities, net on the condensed combined statement of cash flows, has been reclassified to the operating activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. These reclassifications had no impact on net income or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	September 30, 2007	December 31, 2006
Merchandise	$14,476	$12,709
Food and beverage	4,302	4,259
Operating supplies and maintenance parts	27,876	28,051
Less: reserves	(1,257)	(1,203)

Total	$45,397	$43,816

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 12 years. Intangible assets totaled $55,532,000 and $13,283,000, respectively, as of September 30, 2007 and December 31, 2006. This included $12,146,000 and $11,105,000 in accumulated amortization, respectively, as of September 30, 2007 and December 31, 2006. Amortization expense amounted to $1,041,000 and $1,085,000, respectively, during the nine months ended September 30, 2007 and October 1, 2006, and $254,000 and $362,000, respectively, during the three months ended September 30, 2007 and October 1, 2006. Amortization of existing intangible assets will be approximately $290,000, $1,981,000, $2,151,000, respectively, for the remainder of 2007, 2008 and 2009 and $5,441,000 each of the following three years.

Capital Reimbursements

UCDP receives capital reimbursements for research and development costs on existing rides when VUE licenses the technology and schematics for various components of those rides either to affiliates of VUE or licensees of other Universal theme parks. Under this arrangement, UCDP collected approximately $3,393,000 and $6,898,000 for the three and nine-months ended September 30, 2007, respectively, stemming from Universal licensed theme parks under construction in Singapore and Dubai. These costs are accounted for by reducing the cost basis of the various asset components along with the corresponding adjustment to future depreciation over the remaining life of the asset. In instances where the individual asset components are, or become fully depreciated, the remaining allocation is recorded as miscellaneous income.

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

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three and nine-months ended September 30, 2007, UCDP incurred additional depreciation expense of $1,999,000 and $2,665,000, respectively, relating to accelerating the life of various ride and show assets.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007; provided we also elect to apply the provisions of SFAS 157 at the same time. The Company does not believe the adoption of SFAS 159 will have a material impact on its financial position, results of operations or cash flows.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands):

	Interest Rate	Maturity Date	As of September 30, 2007	As of December 31, 2006
Senior secured credit facility	(1)	(2)	$509,000	$509,000
UCHC floating rate senior notes (“May 2010 notes”)	LIBOR + 475 bps	May 1, 2010	300,000	300,000
UCHC fixed rate senior notes (“May 2010 notes”)	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Equipment financing note	5.35%	April 1, 2007	—	75

Gross principal payable			1,459,000	1,459,075
Unamortized discounts			(2,082)	(2,711)

Total debt			$1,456,918	$1,456,364

(1)	The senior secured credit facility bears interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 100 bps, or at the 3-month LIBOR plus 200 bps.
(2)	The maturity date of the senior secured credit facility is June 6, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

As of September 30, 2007 and December 31, 2006, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2007 (in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(854)	4.77%	Other comprehensive income	Fixed
200,000	October 15, 2009	479	4.41%	Other comprehensive income	Fixed

$400,000		$(375)

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

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands):

	September 30, 2007	December 31, 2006
Accounts payable	$16,678	$6,603
Capital expenditures	12,332	3,966
Marketing and advertising	16,411	5,444
Interest	46,421	29,085
Compensation and benefits	30,371	26,131
Operating accruals	12,442	14,268
Consulting fees	5,667	4,244
Property and sales tax	15,293	1,507
Other	5,546	5,114

Total	$161,161	$96,362

5. Capital leases and financing obligations

On May 25, 2007, UCDP entered into an agreement with Warner Bros. Consumer Products Inc. (“WB”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”). This license will be used for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” that will include a re-themed portion of one of the “islands” of, and additional undeveloped real estate at, Universal’s Islands of Adventure. These attractions should be open by summer of 2010. Under the terms of the agreement, we have the right to use the licensed property until approximately ten years after the scheduled grand opening date of the attractions. We also have the ability to extend the term for two successive five-year renewal periods. Our use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides us with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

UCDP has other intellectual property agreements. UCDP also leases certain equipment under capital leases. Intangible assets and equipment, fixtures and furniture included approximately $48,524,000 and $5,233,000, related to financing obligations and capital leases as of September 30, 2007 and December 31, 2006, respectively. This included $5,121,000 and $4,753,000 in accumulated depreciation and amortization, respectively, as of September 30, 2007 and December 31, 2006. Depreciation and amortization expense related to assets under financing obligations and capital leases amounted to approximately $368,000 and $444,000, respectively, during the nine months ended September 30, 2007 and October 1, 2006, and $112,000 and $144,000, respectively, during the three months ended September 30, 2007 and October 1, 2006. At September 30, 2007, future minimum payments due under financing obligations and capital leases totaled approximately $30,323,000 (net of $16,996,000 in interest). Future minimum payments include $97,000, $342,000, $4,928,000, $3,585,000, $3,332,000, $3,096,000, and $14,845,000, due in the remainder of 2007, 2008, 2009, 2010, 2011, 2012, and years subsequent to 2012, respectively.

6. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$47,708	$18,400	$46,266	$1,126
Change in fair value of interest rate swaps designated as hedges	(5,227)	(6,510)	(4,425)	1,653
Amortization of accumulated other comprehensive loss from interest rate swaps no longer designated as hedges	—	—	—	222

Comprehensive income	$42,481	$11,890	$41,841	$3,001

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three and nine months ended September 30, 2007, the Company paid fees of $11,059,000 and $27,075,000, and for the three and nine months ended October 1, 2006, the Company paid fees of $13,610,929 and $21,422,000, respectively, to Vivendi Universal Entertainment. In addition, at September 30, 2007 and December 31, 2006, respectively, the amount due to related parties included $11,397,000 and $8,214,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000 annually. As these ratios were met as of September 30, 2007, payments of $11,397,000 in special fees will be made during the fourth quarter of 2007.

8. Litigation

Property taxes

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2007 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. Hearings before the Value Adjustment Board on UCDP’s petitions are anticipated to take place in December, 2007. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

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

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the 2006 tangible personal property assessments ( the “Property Appraiser’s 2006 Tangible Personal Property Complaint”). UCDP filed an Answer to the Property Appraiser’s 2006 Tangible Personal Property Complaint on June 8, 2007. On May 16, 2007 UCDP filed two lawsuits against the Property Appraiser, Orange County Tax Collector (the “Tax Collector”) and the Florida Department of Revenue (the “FDOR”, challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA (“UCDP’s 2006 Real Property Complaint”) and for (ii) UCDP’s parking garages. On June 20, 2007 the Property Appraiser and the Tax Collector filed Answers to portions of both lawsuits and moved to dismiss the claims in both of UCDP’s complaints relating to allegations of discriminatory assessments. The Property Appraiser has filed a motion to consolidate the Property Appraiser’s 2006 Tangible Personal Property Complaint with UCDP’s 2006 Real Property Complaint. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Orange County Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on Universal’s Islands of Adventure, and it also dismissed UCDP’s due process claim. On May 7, 2007, UCDP also re- filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to Islands of Adventure and also filed motions seeking rehearing, clarification and leave to amend the original complaint. On June 29, 2007 the Property Appraiser filed a motion to dismiss UCDP’s Re-filed Back Assessment Complaint. On September 12, 2007, the Florida Department of Revenue filed an Answer. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants, along with other theme park industry owners or operators. On May 7, 2007, the Defendants filed an Answer and Counterclaims. On August 9, 2007 the parties stipulated to the dismissal of NBCU, USI and Blackstone Group L.P. from the action, and Plaintiffs filed their First Amended Complaint for Patent Infringement which named UCDP and Universal City Studios LLLP, as well as other theme park industry owners and operators, as defendants (the “Amended Complaint”). The Amended Complaint alleges that the defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement, but the Interrogatories served by Plaintiffs request information concerning two rides owned and operated by UCDP. The Amended Complaint seeks damages and injunctive relief. Because this case is in its early stages, it is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows if the settlement agreement is not executed.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

We posted record results for the quarter ended September 30, 2007, in terms of revenue, net income and EBITDA. These results were aided by a 12% increase in attendance over the third quarter in 2006. As a result of our strong third quarter performance, our year to date attendance for the nine-months ended has also increased 2%. Theme park guest spending for the year has increased 4%, which helped us to generate $57.1 million in higher revenues and increased our year over year net income by $45.1 million. We were also able to strengthen our financial position as we exited the third quarter with $340.3 million in cash and cash equivalents and unused revolving credit. We also owed $1,456.9 million on our long-term debt at September 30, 2007.

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

Based on the seasonality of our attendance, the results for the three and nine-month periods ended September 30, 2007 and October 1, 2006 are not necessarily indicative of results for the full year.

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

Period end

The three months ended September 30, 2007 and October 1, 2006 each contained 91 days. The nine months ended September 30, 2007 contained 273 days, while the nine months ended October 1, 2006 contained 274 days.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, provided we also elect to apply the provisions of SFAS 157 at the same time. Therefore, we anticipate adopting this standard as of January 1, 2008. We do not believe the adoption of SFAS 159 will have a material impact on our financial position, results of operations or cash flows

Results of Operations

	Three months ended		% Change
(In Thousands, Except Percentages)	September 30, 2007	October 1, 2006	Favorable/ (unfavorable)
Operation data:
Paid theme park admissions	3,114	2,787	11.7%
Turnstile theme park admissions	3,319	2,961	12.1%
Theme park pass revenue per paid admission	$41.96	$40.78	2.9%
Theme park food, beverage and merchandise revenue per turnstile admission	20.32	19.04	6.7%

Statement of operations data:
Operating revenues:
Theme park admissions	$130,659	$113,659	15.0%
Theme park food and beverage	33,467	28,998	15.4%
Theme park merchandise	33,999	27,383	24.2%
Other	68,560	55,481	23.6%

Total operating revenues	266,685	225,521	18.3%
Costs and operating expenses:
Theme park operations	44,818	41,318	(8.5)%
Theme park selling, general and administrative	30,674	29,797	(2.9)%
Theme park cost of products sold	31,332	28,304	(10.7)%
Special fee to Vivendi Universal Entertainment and consultant fee	16,803	14,200	(18.3)%
Depreciation and amortization	28,344	27,190	(4.2)%
Other	34,056	31,863	(6.9)%

Total costs and operating expenses	186,027	172,672	(7.7)%

Operating income	80,658	52,849	52.6%
Non-operating expenses	32,950	34,449	4.4%

Net income	$47,708	$18,400	159.3%

Three Months Ended September 30, 2007 Compared to Three Months Ended October 1, 2006

Paid Theme Park Admissions increased 12% with all three points of origin increasing over the third quarter of 2006. International attendance increased in the mid-single digits while our domestic markets saw double digit growth. Our total Operating Revenues increased $41.2 million, or 18%, driven by strong per capita growth. Theme Park Admission, Food, Beverage and Merchandise Revenue per capita increased 4% due to successful initiatives to increase guest spending. The remaining increase was from Other Revenue, which was favorable by $13.1 million, or 24%, due to an increase in other attraction related revenue of $5.0 million. The remaining increase was due to additional ground rent from the resort hotels of $2.5 million, CityWalk revenue of $2.1 million, parking revenue of $1.1 million and revenue from our travel company of $1.7 million.

Theme Park Operations were unfavorable by $3.5 million due to increased maintenance, entertainment, utility and operational costs, as a result of our increased attendance. Cost of goods sold increased 11% and expenses related to our special fee and consultant fee increased 18%, correlating to the increase in operating revenues. Non-operating Expenses were favorable by $1.5 million. This resulted primarily from gains from unconsolidated entities of $2.0 million.

	Nine months ended		% Change
(In Thousands, Except Percentages)	September 30, 2007	October 1, 2006	Favorable/ (unfavorable)
Operation data:
Paid theme park admissions	8,318	8,130	2.3%
Turnstile theme park admissions	8,901	8,715	2.1%
Theme park pass revenue per paid admission	$41.34	$39.71	4.1%
Theme park food, beverage and merchandise revenue per turnstile admission	20.37	18.82	8.2%

Statement of operations data:
Operating revenues:
Theme park admissions	$343,873	$322,810	6.5%
Theme park food and beverage	89,482	84,879	5.4%
Theme park merchandise	91,891	79,175	16.1%
Other	188,612	169,903	11.0%

Total operating revenues	713,858	656,767	8.7%
Costs and operating expenses:
Theme park operations	128,014	122,563	(4.4)%
Theme park selling, general and administrative	118,479	116,312	(1.9)%
Theme park cost of products sold	85,734	80,226	(6.9)%
Special fee to Vivendi Universal Entertainment and consultant fee	44,787	41,124	(8.9)%
Depreciation and amortization	82,644	83,865	1.5%
Other	104,116	101,858	(2.2)%

Total costs and operating expenses	563,774	545,948	(3.3)%

Operating income	150,084	110,819	35.4%
Non-operating expenses	103,818	109,693	5.4%

Net income	$46,266	$1,126	4008.9%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended October 1, 2006

The 2% increase in Paid Theme Park Admissions was primarily attributable to a mid single digit percentage growth in our domestic markets, partially offset by a low single digit decline in our International attendance. Our total Operating Revenues increased $57.1 million, or 9%, driven by strong per capita growth. Theme Park Admission, Food, Beverage and Merchandise Revenue per capita increased 5% due to successful initiatives to increase guest spending. The remaining increase was from Other Revenue, which was favorable by $18.7 million or 11%, primarily due to an increase in other attraction related revenue of $8.7 million. The remaining increase was due to additional ground rent from the resort hotels of $2.5 million, CityWalk revenue of $4.5 million, parking revenue of $2.2 million and revenue from our travel company of $1.2 million.

Theme Park Operations were unfavorable by $5.5 million due to increased maintenance, entertainment, utility and operational costs, as a result of our increased attendance. Cost of goods sold increased 7% and expenses related to our special fee and consultant fee increased 9%, correlating to the increase in operating revenues. Other Operating Expenses increased $2.3 million from prior year due to increased costs relating to the additional CityWalk and travel company revenues. Non-operating Expenses were favorable by $5.9 million. This resulted from a $2.8 million gain relating to the sale of land and favorability of interest income and interest expense of $2.2 million and portion of income from unconsolidated entities of $1.1 million.

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

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cash and cash equivalents provided by operating activities	$95,800	$60,116	$218,375	$147,521
Adjustments:
Interest expense	36,867	37,438	110,315	111,249
Interest income	(2,344)	(1,886)	(4,998)	(3,709)
Amortization of deferred finance costs	(1,903)	(1,933)	(5,710)	(5,785)
Gain on sale of property and equipment	—	—	2,776	—
Distributions from investments in unconsolidated entities	(304)	—	(1,161)	(212)
Income from investments in unconsolidated entities	1,971	39	1,103	41
Accretion of bond discount	(208)	(214)	(629)	(639)
Interest on financing obligations	(561)	—	(788)	—
Minority interest in net earnings of UCRP	(398)	(300)	(2,380)	(2,196)
Change in working capital	(18,345)	(13,483)	(82,676)	(53,741)

EBITDA	$110,575	$79,777	$234,227	$192,529

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Nine months ended
	September 30, 2007	October 1, 2006
Net cash and cash equivalents provided by operating activities	$218,375	$147,521
Net cash and cash equivalents used in investing activities	34,265	33,090
Capital expenditures	44,221	33,090
Net cash and cash equivalents used in financing activities	20,196	38,891

During the nine months ended September 30, 2007 and October 1, 2006, respectively, net cash provided by operating activities was $218.4 million and $147.5 million. The change is due to the increase in net income of $45.1 million and the change in working capital accounts of $29.0 million, which was partially offset by the gain on sale of property and equipment of $2.8 million.

Net cash used in investing activities for the nine months ended September 30, 2007 and October 1, 2006, totaled $34.3 million and $33.1 million, respectively. For 2007, the amount consisted of $44.2 million relating to the purchases of property and equipment, offset by $6.9 million in reimbursed capital costs and $3.1 million in proceeds from the sale of property and equipment. For 2006, the amount consisted primarily of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be approximately $100.0 million during 2007. A large portion of this cost relates to the design and construction of our upcoming Simpsons™ attraction and Harry Potter™ island (see Part II, Item 5) which we anticipate opening during the spring of 2008 and summer of 2010, respectively. We estimate our total capital investment in these attractions will range from $230.0 million to $265.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties.

During the nine months ended September 30, 2007 and October 1, 2006, net cash used for financing activities was $20.2 million and $38.9 million, respectively. For 2007, the amount was comprised of a payment of contributions to joint venture, payments on capital lease and finance obligations and distributions of the minority interest of UCRP. For 2006, the amount was comprised of principal payments on our senior secured credit facility and distributions of the minority interest of UCRP.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	September 30, 2007	December 31, 2006
Cash and cash equivalents	$240,342	$76,428
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	99	709
Current portion of special fees	11,397	8,214
Total long-term obligations (1)	1,487,835	1,456,289

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease and financing obligations.

At September 30, 2007, our total debt was $1,456.9 million, which included $450.0 million outstanding under the bonds due in May 2010, $497.9 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $2.1 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At September 30, 2007, we also had $340.3 million in cash and cash equivalents and unused revolving credit, consisting of $240.3 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of September 30, 2007. Both issuances of notes are due in 2010, while the senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due on June 6, 2011. During 2006, UCDP made an additional $30.0 million principal payment, effectively prepaying all of the required principal installments. Our senior secured credit facility is repayable in full on December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained essentially consistent during 2007, we cannot be assured that future changes in our ratings will not occur.

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

Special fees

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of our senior secured credit facility in December 2004 (the “2004 Amendment”), the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2006. Accordingly, during the three and nine months ended September 30, 2007, we paid fees of $11.1 million and $27.1 million, respectively, to Vivendi Universal Entertainment. As these ratios were met as of September 30, 2007, payments of $11.4 million in special fees will be made during the fourth quarter of 2007. At September 30, 2007 and December 31, 2006, respectively, our combined balance sheet included $11.4 million and $8.2 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment.

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

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2007	2008	2009	2010	2011	Total	Fair value
Debt:
Fixed rate debt	$—	$—	$—	$650,000	$—	$650,000	$673,630
Average rate	n/a	n/a	n/a	10.97%	n/a
Variable rate debt	$—	$—	$—	$300,000	$509,000	$809,000	$810,140
Average interest rate	n/a	n/a	n/a	10.10%	7.35%

Total gross debt	$—	$—	$—	$950,000	$509,000	$1,459,000	$1,483,770

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $409.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $4.1 million.

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

There was no change in UCHC’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

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

The use of themed elements in our rides and attractions is dependent upon UCDP obtaining and maintaining intellectual property licenses granting us the rights to use those elements. Failure to protect UCDP’s existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditure. In addition, in the event of termination by Warner Bros. Consumer Products, Inc. (“WB”) of its agreement with UCDP dated May 25, 2007 pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”) due to our breach, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

Our dependence on Universal Studios, Inc. and its affiliates; risks related to a change of control.

UCDP licenses the right to use a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from Universal Studios, Inc. and its affiliates. See “Item 1: Business—Intellectual property.” If Blackstone or any other third party unaffiliated with Universal Studios, Inc. were to acquire all of the partnership interests in UCDP, UCDP may not be able to take advantage of this license arrangement in the future to the same degree as UCDP currently does and may lose this license completely if UCDP fails to maintain certain quality standards. UCDP’s license to use the “Universal” name would expire on the last of (a) the date that is 30 months after the date that Universal Studios, Inc. or its affiliates do not own any interest in us, (b) the date that is 30 months after the termination of the WB Agreement prior to its scheduled expiration, or (c) the date of expiration of the WB Agreement. Provided that we continue to operate our theme parks at a substantially similar standard, Universal Studios, Inc. and its affiliates are required to continue to license those intellectual properties currently licensed to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect, even if Universal Studios, Inc. or its affiliates no longer have an ownership interest in us. However, in a situation where Blackstone or a third party unaffiliated with Universal Studios, Inc. acquires more than 50% of the partnership interests in us, Universal Studios, Inc. and its affiliates are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Universal Studios, Inc. could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with Universal Studios, Inc. acquired more than 50% of the partnership interests in us and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time and may not be able to continue operating our theme parks at all. In addition, the WB Agreement and our agreement dated March 5, 2007 with Twentieth Century Fox Licensing & Merchandising, a division of Fox Entertainment Group, Inc. (“Fox”), pursuant to which we licensed certain rights to the characters and other intellectual property contained in The Simpsons™ television series (the “Fox Agreement”), both of which are directly licensed to us, are terminable, if NBC Universal, Inc. fails to remain involved as a 50% owner, unless the licensor consents to the assignment or, in the case of the Fox Agreement, NBC Universal, Inc. or its affiliates continues to manage our theme parks, or, in the case of the WB Agreement, the entity to which the partnership interests or assets of the partnership are transferred meets other tests designed to ensure the financial capability of the buyer and to maintain the reputation of our theme parks, and NBC Universal, Inc. or its affiliate enters into a direct license with us that meets certain specified requirements. In the event of termination by Fox of the Fox Agreement, or by WB of the WB Agreement, due to our default or a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

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

Directors Fees

On November 7, 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd., was amended to add a provision which permits VUE and Blackstone to be reimbursed up to $125,000 each for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. Of the $125,000 to be paid to Blackstone, Jill Greenthal will receive $75,000 and Thomas McGrath will receive $50,000 as reimbursement for their services on the Park Advisory Board. The $125,000 paid to VUE will cover the portion of the current salaries paid to Thomas Williams and Christy Shibata which is fairly attributable to their respective services on the Park Advisory Board.

Material Contract

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

This license will be used for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” that will include a re-themed portion of one of the “islands” of, and additional undeveloped real estate at, Universal’s Islands of Adventure. These attractions should be open by summer of 2010. Under the terms of the agreement, UCDP has the right to use the licensed property until approximately ten years after the scheduled grand opening date of the attractions. UCDP also has the ability to extend the term for two successive five-year renewal periods. Their use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides UCDP with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

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

Item 6.	Exhibits.

a) Exhibits

3.6	Second Amendment to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of November 7, 2007, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner, incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II. Pursuant to 18 U.S.C. Section 1350.

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: November 13, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: November 13, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: November 13, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: November 13, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer