Form 10-K
period 2007-12-31
Universal City Florida Holding Co. I; UCFH II Finance, Inc.; Universal City Florida Holding Co. II; UCFH I Finance, Inc.
filed 2008-03-20
CIK 1314357, 1314360, 1314358, 1314359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

As of March 20, 2008 there were 100 shares of common stock of both UCFH I Finance, Inc. and UCFH II Finance, Inc., outstanding, all of which were held by affiliates; not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1.	Business

Certain definitions and financial presentation

All references in this Form 10-K to “Universal Orlando”, “we”, “us”, “our”, the “Company”, the “Issuers” or “UCHC” refer to “Holding I”, “Holding II”, “UCFH I Finance” and “UCFH II Finance”, and their respective subsidiaries, collectively the registrant. “Holding I” refers to Universal City Florida Holding Co. I, and “Holding II” refers to Universal City Florida Holding Co. II. “Holdings” refers collectively to Holding I and Holding II. “UCFH I Finance” refers to UCFH I Finance, Inc., and “UCFH II Finance” refers to UCFH II Finance, Inc. “Finance” refers to UCFH I Finance and UCFH II Finance collectively. “UCDP” refers to Universal City Development Partners, Ltd., a Florida limited partnership of which Holding I is the sole limited partner and Holding II is the sole general partner. “Universal Orlando Resort” refers to the resort in Orlando, Florida, which includes our two theme parks (Universal Studios Florida and Universal’s Islands of Adventure), our entertainment complex (Universal CityWalk), and the three themed hotels owned by UCF Hotel Venture (in which Vivendi Universal Entertainment has an indirect minority interest and which are not part of our financial statements). We derive our revenue related to the three themed hotels owned by UCF Hotel Venture from lease payments reflected in the other revenue line item. The Loews Portofino Bay Hotel at Universal Orlando Resort (or “The Loews Portofino Bay Hotel”), The Hard Rock Hotel (or “The Hard Rock Hotel”) and The Loews Royal Pacific Resort at Universal Orlando Resort (or “The Loews Royal Pacific Resort”) comprise the UCF Hotel Venture. “CityWalk” refers to Universal CityWalk located at Orlando, Florida. “UCDP Finance” refers to UCDP Finance, Inc., a wholly owned subsidiary of UCDP. “Universal CPM” refers to Universal City Property Management II LLC, one of the partners in Holdings. “NBC Universal” refers to NBC Universal, Inc., the indirect majority parent of Universal Studios, Inc. and Vivendi Universal Entertainment. “USI” refers to Universal Studios, Inc., an indirect wholly-owned subsidiary of NBC Universal and the indirect parent of Vivendi Universal Entertainment. “Vivendi Universal Entertainment” refers to Vivendi Universal Entertainment LLLP, the parent company of Universal CPM and UCDP’s manager. “Blackstone” refers collectively to Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore LLC and Blackstone Family Media Partnership III LLC and their sole members, who hold each of their respective interests in and are the remaining partners in Holdings. “Universal Parks & Resorts Vacations” refers to UCDP’s subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. “Universal Parks & Resorts” refers to a division of Vivendi Universal Entertainment. Our organizational structure is graphically depicted below. The “senior secured credit facility” or “senior secured credit agreement” refers to the term loan of UCDP (as evidenced by the Amended and Restated Credit Agreement dated as of December 9, 2004, as may be further amended) which matures in 2011 and is included in our combined financial statements. The “April 2010 notes” refers to the 11.75% senior notes issued by UCDP which mature in April 2010 and are included in our combined financial statements. The “May 2010 notes” refers to the floating rate senior notes and the 8.375% senior notes issued by Holdings and Finance which mature in May 2010 and are included in our combined financial statements. These long-term borrowings are described more fully in note 5 to our combined financial statements in “Item 8. Financial Statements and Supplementary Data.” This Form 10-K contains financial measures not prepared in accordance with United States generally accepted accounting principles, including EBITDA (as defined). All references to EBITDA refer to net income before interest, taxes and depreciation and amortization. For further explanation of EBITDA and a reconciliation of EBITDA from net income and from net cash and cash equivalents provided by operating activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain items contained herein in the prior years’ combined financial statements have been reclassified to conform to the 2007 presentation. This reclassification is described in note 2 to our combined financial statements in “Item 8. Financial Statements and Supplementary Data.”

Trademarks and Copyrights

Universal Studios Florida, Universal’s Islands of Adventure, Universal Studios, Universal Orlando, Universal CityWalk, Universal Parks & Resorts Vacations, A Vacation From the Ordinary, TWISTER...Ride It Out, , E.T. Adventure, JAWS, Revenge of the Mummy, The Flying Unicorn, Pteranadon Flyers, Dueling Dragons, The Lost Continent, Poseidon’s Fury, The Eighth Voyage of Sindbad, Halloween Horror Nights, CityWalk, CityJazz and Red Coconut Club are registered trademarks of Universal Studios. Disaster! A Major Motion Picture Ride…Starring You!, Bob Marley’s—A Tribute to Freedom, the groove, Universal Express, and Universal Express Plus are service marks of Universal Studios. HARRY POTTER, character names and related indicia are trademarks and copyrights of Warner Bros. Entertainment, Inc. Harry Potter Publishing Rights are copyrights of JKR. The Simpsons are trademarks and copyrights of Twentieth Century Fox Film Corporation. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Dr. Doom’s Fearfall, Storm Force Accelatron, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights of Marvel and copyrights of Universal Studios. Barney and A Day in the Park with Barney are trademarks and copyrights of Lyons Partnership, L.P. The names and characters Barney, Baby Bop, BJ and Super-Dee-Duper are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Jurassic Park, Jurassic Park River Adventure, Camp Jurassic, and Jurassic Park Discovery Center are registered trademarks of Universal Studios/Amblin. Dudley Do Right’s Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto’s Bilge Rat Barges and all Popeye characters are trademarks and copyrights of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2 and Terminator are registered trademarks of StudioCanal Image S.A. Men In Black and Alien Attack are trademark and copyrights of Columbia Pictures Industries, Inc. Beetlejuice and Beetlejuice’s Graveyard Revue are trademarks and copyrights of The Geffen Film Company and Universal Studios. Fear Factor is a trademark and copyright of Endemol Netherlands B.V., Inc. Nickelodeon, SpongeBob Squarepants, The Fairly Odd Parents, Hey Arnold!, Rugrats, The Adventures of Jimmy Neutron Boy Genius, Jimmy Neutron’s Nicktoon Blast, and all related titles, logos and characters are trademarks of Viacom International Inc. Woody Woodpecker’s KidZone and Woody Woodpecker’s Nuthouse Coaster are registered trademarks of Walter Lantz. Shrek 4-D is the trademark and copyright of DreamWorks Animation, LLC. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O’Brien’s is a copyright 2008 of Pat O’Brien’s Bar, Inc. Emeril’s is the registered trademark of Emeril Lagasse. Jimmy Buffett’s Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. NASCAR Sports Grille Orlando & NASCAR are registered trademarks of NASCAR, Inc. Bubba Gump Shrimp Co. is a trademark and copyright 2008 of Par, Pic. Cinnabon is the registered trademark of Cinnabon, Inc. Starbucks is a registered trademark of Starbucks Coffee Company. Blue Man Group is a registered trademark of Blue Man Productions, Inc. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce, Inc. Quiet Flight is the registered trademark of Quiet Flight Surf Shop, Inc. The Endangered Species Store is the registered trademark of Kupono Investment, Inc. NBA City is the registered trademark of NBA Properties, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney’s Hollywood Studios and Disney’s Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet ‘n Wild is the registered trademark of Wet’n Wild, Inc. SeaWorld, Discovery Cove, Aquatica and Busch Gardens are registered trademarks of Busch Entertainment Corporation.

General

We own and operate two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, and CityWalk, a dining, retail and entertainment complex, at Universal Orlando Resort, a multi-day vacation destination. Universal Orlando Resort also includes three themed hotels, The Loews Portofino Bay Hotel at Universal Orlando, The Hard Rock Hotel and The Loews Royal Pacific Resort at Universal Orlando, which are located within walking distance of our theme parks and CityWalk. These hotels are owned by UCF Hotel Venture, in which Vivendi Universal Entertainment has an indirect minority interest. The results of the UCF Hotel Venture are not contained in our financial statements. We derive our revenue related to the three themed hotels owned by UCF Hotel Venture from lease payments reflected in the other revenue line item. The resort is located in Orlando, Florida. Our theme parks combine well-known movie, TV, comic and story book characters with exciting and technologically advanced rides and attractions.

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

•	Shrek 4-D™: Guests join Shrek®, Donkey and Princess Fiona™ on an all new “4-D” adventure that picks up where DreamWorks’ Oscar® winning movie left off.

•	The Simpsons Ride™: Careen and crash your way through Krustyland in the wild and hilarious The Simpsons Ride™, opening spring 2008.

•	JAWS®: A multi-sensory water-based ride adventure which brings guests face to face with a three ton great white shark during a boat ride off the coast of Amity.

•	Jimmy Neutron’s Nicktoon Blast™: A wild rocket chase through the world of some favorite Nicktoons®, such as SpongeBob SquarePants® and the Rugrats®.

•

Disaster! A Major Motion Picture…Starring You!: Guests take a harrowing trip into the world of disaster movies. This attraction opened in late 2007 and if all goes according to plan, it’ll be a total catastrophe!

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

As of December 31, 2007, food and beverage facilities at Universal Studios Florida included two full service restaurants, four cafeteria-style facilities and 14 fast-food locations providing approximately 3,200 seats. The park also has more than 35 food snack carts.

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

Visitors enter Universal’s Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by five distinct and individually themed islands:

•

Seuss Landing™: The beloved characters of Dr. Seuss come to life in Seuss Landing with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™, If I Ran The Zoo™ and The High In The Sky Seuss Trolley Train Ride™.

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

As of December 31, 2007, food and beverage facilities at Universal’s Islands of Adventure included two full service restaurants, five cafeteria-style facilities and 15 fast-food locations providing approximately 3,600 seats. The park also has more than 20 food snack carts. Universal’s Islands of Adventure also features Mythos, our award winning sit down restaurant that was named “World’s Best Theme Park Restaurant” by Theme Park Insider again in 2007 for the fifth straight year.

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

•

Nightclubs such as Bob Marley’s—A Tribute to FreedomSM , the grooveSM, Pat O’Brien’s® Orlando and the Red Coconut Club® that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett’s® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

•	The Hard Rock Live!® Orlando concert venue, which has featured such acts as Elton John, Elvis Costello, Maroon 5, Indigo Girls, Bonnie Raitt, Moody Blues, and Sheryl Crow.

•	Retail stores, such as Island Clothing Co., The Endangered Species Store®, Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.

•	A 20-screen movie theater which ranks in the top five in Orlando market share, based on revenues as reported by Rentrak Corporation.

•

A 1,015 seat Sharp AQUOS theater houses the Blue Man Group show, one of nine permanently based Blue Man Group productions produced throughout the world. The Blue Man Group show combines, music, comedy and multimedia theatrics to produce a totally unique form of entertainment.

As of December 31, 2007, there were 34 facilities at CityWalk. We owned and operated 13 of these facilities and leased 19 to third parties and affiliated entities. We managed two of the facilities that we leased to third parties pursuant to management agreements. We also have an ownership interest in the form of joint ventures for four of the entities that lease establishments from us.

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

Intellectual property

UCDP licenses the right to use a substantial number of intellectual properties as walk-around characters and as themed elements in rides, attractions, food and retail outlets as well as on merchandise developed by or for us. UCDP’s rights to use third party intellectual property are of critical importance to our operations and currently cost us a minimum of $4.6 million annually. We have acquired the right to use the majority of this intellectual property pursuant to the terms of UCDP’s partnership agreement which has been confirmed by a separate License Agreement (the “Universal License Agreement”)

with Universal Studios, Inc. and Universal City Studios LLLP, an indirect, wholly-owned subsidiary of Vivendi Universal Entertainment, and certain of their affiliates, collectively referred to as the “Universal License Parties.” UCDP also licenses certain intellectual property rights directly from unaffiliated third parties, including certain rights to the characters and other intellectual property contained in the Harry Potter TM books and motion pictures, which are licensed directly to us pursuant to the License Agreement (the “WB Agreement”) between Warner Bros. Consumer Products Inc. (“WB”) and UCDP, and various elements based on The Simpsons TM, including certain characters and elements licensed to us pursuant to the License Agreement (the “Fox Agreement”) among UCDP, Universal Studios LLLP and Twentieth Century Fox Licensing & Merchandising (“Fox”). The Universal License Agreement and our partnership agreement were amended on May 25, 2007, in connection with the execution of the WB Agreement. References to the Universal License Agreement and our partnership agreement are to those documents as amended in connection with the WB Agreement.

Certain of UCDP’s license agreements and the indentures governing the April 2010 notes and the May 2010 notes have change of control provisions. The change of control provisions are the result of negotiations among UCDP and the other parties to such agreements. Our parent entities, to our knowledge, have no present intention to enter into a change of control transaction, although it is possible they may do so in the future. There are various consequences to us if a change of control occurs under UCDP’s license agreements, including, in some circumstances, termination of the applicable license agreement. Under certain circumstances, a given event could trigger the change of control provisions of some of the license agreements without triggering the change of control provisions of the indentures governing the April 2010 notes or the May 2010 notes. For example, if Blackstone were to increase its combined voting power in Holding I and Holding II to greater than 50% of each of such entities, this event would trigger the change of control provisions of the WB Agreement. At 100% combined voting power in Holding I and Holding II, the event would also trigger the change of control provisions of UCDP’s partnership agreement, as confirmed through the Universal License Agreement. Also, if Blackstone or an entity with at least 75% of its capital stock owned by Blackstone acquired an ownership interest in Universal CPM, this event would trigger the change of control provisions of both UCDP’s partnership agreement, as confirmed through the Universal License Agreement, and the WB Agreement, without triggering the change of control provisions of the indentures. For further information, see “Item 1A. Risk Factors.”

Universal License Agreement

The Universal License Agreement grants UCDP a non-exclusive right to use the name “Universal” in connection with the operation of our theme parks and the non-exclusive right to use all proprietary and creative elements controlled by the Universal License Parties, including rights licensed by the third parties to the Universal License Parties and then sublicensed by the Universal Licensed Parties to UCDP. The rights under the Universal License Agreement are granted to UCDP without cost, except for reimbursement of costs paid by the Universal License Parties to unaffiliated third parties to obtain or maintain third-party licenses, and are subject to third party contractual limitations. The Universal License Agreement also provides that UCDP will be informed of the status of negotiations relating to potential acquisitions of proprietary creative elements for possible new attractions at our theme parks.

In connection with the Universal License Agreement, UCDP’s right to use the Universal name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in our partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB agreement in accordance with its terms. The right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until the later of (a) the expiration or termination of the WB Agreement or, if sooner, the date that neither UCDP nor its permitted successor or assign is a party to the WB Agreement, or (b) the date such intellectual property rights would otherwise cease to be licensed to us. (see Item IA. Risk Factors—Our dependence on Universal Studios, Inc. and its affiliates; risks related to a change of control).

Intellectual properties licensed to UCDP under the Universal License Agreement include the following:

•	The Amazing Adventures of Spider-Man®; Doctor Doom’s Fearfall®; The Incredible Hulk Coaster®; and Storm Force Acceletron® licensed by Marvel Characters, Inc.

•

The Cat in the Hat™, If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™ , The High in the Sky Seuss Trolley Train Ride! ™, Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises.

•	Shrek®, as seen in Shrek 4-D™, licensed by DreamWorks Animation, LLC.

•	Popeye & Bluto’s Bilge-Rat Barges® and Olive Oyl™ licensed by King Features, a division of The Hearst Corporation.

•	Dudley Do-Right’s Ripsaw Falls® licensed by Jay Ward Productions.

•	Various Nickelodeon elements licensed by MTV Networks, including certain characters and elements used in the Jimmy Neutron’s Nicktoon Blast™ attraction.

The intellectual property rights UCDP licenses from others vary in term, with some lasting for as long as the relevant attraction is operational and others expiring periodically over the next several years. The intellectual property rights granted to UCDP pursuant to the Universal License Agreement and our other third party license agreements generally include the right to use all creative elements, trademarks, trade names and characters in theming for rides and attractions and in retail outlets, and, in some cases, to feature them as walk-around characters. Most of UCDP’s license agreements are subject to customary approval rights concerning the design of merchandise and marketing materials using the themed elements owned by the licensors. Most of UCDP’s intellectual property rights, whether acquired directly or pursuant to the Universal License Agreement, require the payment of basic license and royalty fees to unaffiliated third parties on merchandise manufactured by or for us that include the licensed elements and are generally terminable if UCDP breaches by failing to maintain quality standards or fail to use the properties in accordance with the license.

While some intellectual properties used at our theme parks and the full scope of our present use of some intellectual properties may not, in all cases, be covered by formal licenses, we believe UCDP’s rights to use these intellectual properties are secured on the basis of custom, practice and knowledge of the relevant intellectual property owners. We believe that UCDP’s rights to the intellectual properties we use at our theme parks are sufficient for the current operation of our business.

The following is a brief description of the material terms of the material license agreements entered into by Universal Studios, Inc. or its affiliates through which UCDP sublicenses the right to use certain of its themed elements:

Marvel

Universal Studios, Inc. has a license agreement with Marvel Characters, Inc. (“Marvel”) pursuant to which UCDP holds a sublicense to use properties and elements owned by Marvel. Marvel receives an annual license fee and a guaranteed annual royalty fee for all merchandise themed with Marvel characters. Pursuant to the license agreement, the Marvel properties are entitled to certain levels of advertising and publicity in connection with the marketing of our theme parks. Our use of the Marvel elements for theming, promotions and other purposes are subject to Marvel’s reasonable approval. We have geographical exclusivity east of the Mississippi River with regard to the specific Marvel characters we utilize. The license for the Marvel properties does not prohibit its assignment and is for the duration of our use of attractions themed around Marvel characters.

Dr. Seuss

Universal Studios, Inc. has a license agreement with Dr. Seuss Enterprises, L.P. (“Dr. Seuss Enterprises”) pursuant to which we obtain the right to use characters owned by Dr. Seuss Enterprises. Universal Studios, Inc. has world wide theme park exclusivity for use of the Dr. Seuss elements with the provision that Universal Studios, Inc. will not develop or operate more than three theme parks based on Dr. Seuss elements in the United States, as well as a non-exclusive license to make and sell Dr. Seuss themed merchandise. Dr. Seuss Enterprises is paid a guaranteed yearly merchandise royalty that varies with the paid attendance at our theme parks for the applicable year. The license will continue for so long as the Dr. Seuss properties are used in our theme parks and is assignable to a successor owner of theme parks containing Dr. Seuss elements.

DreamWorks

The term of the license agreement that Universal Studios, Inc. had with DreamWorks, L.L.C. (“DreamWorks”) and DreamWorks Animation, LLC, pursuant to which we held a sublicense allowing us to incorporate certain properties and elements owned or controlled by DreamWorks into our theme parks, was terminated on January 31, 2006; however the agreement provides for certain rights to be retained by Universal Studios Inc. pursuant to the “Post-Term Exploitation of Properties” section of the agreement. Pursuant to this section, we continue to hold a sublicense which allows us to continue to operate our Shrek 4-D™ attraction, use certain strolling characters, and develop and sell merchandise based upon DreamWorks properties we used prior to January 31, 2006, for so long as we continue to pay to DreamWorks the applicable annual fees and merchandise royalties for such use. Additionally, if we want to exploit any other properties released by DreamWorks or DreamWorks Animation on or prior to January 31, 2006, we will need to give notice to DreamWorks, and commence paying the applicable fees, by the third anniversary of the domestic release by DreamWorks of such other property (which means that, on any date, we will lose the right to exploit such other DreamWorks or DreamWorks Animation properties that were domestically released more than three years prior to such date). We have no rights with respect to any DreamWorks or DreamWorks Animation properties released after January 31, 2006.

King Features

Universal City Studios LLLP, a subsidiary of Universal Studios. Inc., has a license agreement with King Features, a division of The Hearst Corporation, pursuant to which we obtain the right to use certain characters, such as Popeye®, Bluto™ and Olive

Oyl™. We have a license to use the King Features elements for our theme park attractions, advertising, publicity and marketing, subject to reasonable approval rights of King Features, until 2019, with options to renew in ten-year successive increments so long as we continue to operate a Popeye® themed attraction. The license is assignable and Universal City Studios LLLP has theme park exclusivity within the United States and Canada with respect to the use of the characters and a non-exclusive right to manufacture and sell related merchandise. King Features receives an annual fee and a guaranteed annual royalty fee for all merchandise themed with King Features characters.

The following is a brief description of the material terms of the WB Agreement, which UCDP licenses directly from Warner Bros. Consumer Products, Inc.

Harry Potter

Pursuant to the WB Agreement, UCDP has directly licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures. This license will be used, among other purposes, for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” at Universal’s Islands of Adventure that will include a re-themed portion of one of its existing “islands” and additional undeveloped real estate. These attractions should be open by summer of 2010. Under the terms of the agreement, we have the right to use the licensed property until approximately ten years after the scheduled grand opening date of the attractions. We also have the ability to extend the term for two successive five-year renewal periods. Our use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to the sole approval of WB. The agreement provides us with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a 250-mile radius around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

The WB Agreement is terminable, subject to applicable cure periods, if we fail to maintain quality standards, fail to invest minimum required capital, fail to use the properties in accordance with the license, or upon other customary events of default. In addition, if we sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by NBC Universal, Inc. or any of its affiliates (collectively, “NBCU”), the agreement is terminable unless the buyer of Universal’s Islands of Adventure or of the interests in UCDP meets certain financial and reputation tests. In addition, Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under a license from NBCU that enables NBCU to maintain the quality and reputation of Universal’s Islands of Adventure (the “NBCU License Agreement”). Our partnership agreement has been amended to provide that NBCU will execute the NBCU License Agreement with us, on the same financial terms as set forth in our existing partnership agreement and the Universal License Agreement, if, following such sale or change in control, we will no longer be managed by NBCU. In the event that, following such sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, then the Harry Potter, Jurassic Park, Seuss Landing and Marvel Super Hero Island and other themed areas of Universal’s Islands of Adventure need to be operated under the NBCU License Agreement, or the name of the theme park and resort must include the name of another major recognized theme park operator, major established motion picture and television studio or another name approved by WB. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

Competition

The Orlando theme park market is extremely competitive, with the highest concentration of theme parks per square mile in the world. There are currently seven major theme parks in Orlando. The Walt Disney Company owns four of these: Disney’s Magic Kingdom®, Epcot®, Disney’s Hollywood StudiosTM and Disney’s Animal Kingdom®. The Magic Kingdom, Disney’s original Orlando theme park, targets families with young children and benefits from strong brand recognition of their flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney’s Hollywood StudiosTM is a movie-based theme park and Disney’s Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. In addition, Anheuser Busch has a local Sea World® park, and on March 1, 2007 opened its Aquatica® water park. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share.

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

Guests to our theme parks

Guests to our theme parks can be divided into three distinct points of origin: U.S. visitors from outside of Florida, international visitors and Florida residents. As measured internally through guest surveys, we believe our largest market is U.S. visitors from outside of Florida, representing approximately 42% of our admissions in 2007. We have actively pursued this market by employing media campaigns (such as our “A Vacation From the Ordinary” television commercials), partnering with travel agencies and enhancing our Internet marketing with the goal of increasing advance multi-day pass sales. In 2007, based on our survey data, we believe approximately 30% of our admissions were international visitors, approximately 50% of whom came from the United Kingdom. We encourage these international guests to buy multi-day passes in advance of traveling, by using a number of incentives, such as extended length of stay tickets and coupons for food and merchandise. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2007, based on our survey data, we believe approximately 28% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include “Halloween Horror Nights®”, “Mardi Gras”, “GrinchmasTM” and the “Macy’s Holiday Parade”. To capitalize on the strength of these events, we have introduced annual pass programs in a further effort to maximize attendance from the Florida market. The following table summarizes our paid attendance by point of origin during our last three fiscal years ended December 31, (in millions):

	2007	2006	2005
Outer U.S.	4.5	4.5	4.7
International	3.2	3.2	3.6
Florida	3.1	2.7	2.5

Source: Internal guest surveys

Marketing and sales

In order to increase the number of visitors to our theme parks, we utilize various sales and marketing channels, including Internet sales channels, our subsidiary travel company (Universal Parks & Resorts Vacations), sales to timeshare operators, the establishment of joint marketing partnerships and other niche channels such as group sales. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf. Our sales and marketing expense for 2007 was $78.8 million. Our marketing activities are heavily weighted toward the key vacation planning period of February to May.

Internet sales

As measured internally through on-line surveys, approximately 63% of our theme park guests use the Internet to gather information about us, and Internet sales account for approximately 22% of our 2007 theme park pass revenue. We have increased our focus on improving and advancing our on-line presence and e-commerce capabilities by making graphical, copy and navigational modifications to strengthen brand linkage and increase ticket conversions to our online ticket store. Our online strategy also includes search engine optimization to enhance our message online while tying into our offline marketing and sales campaigns in order to increase brand recognition.

Universal Parks & Resorts Vacations

Our subsidiary, Universal Parks & Resorts Vacations, serves as our own wholesale and consumer direct travel company and accounted for approximately 6% of our 2007 theme park pass revenue. Universal Parks & Resorts Vacations primarily sells travel packages directly to consumers and through travel industry sales. This includes organizing vacation packages, including theme park passes to Universal Studios Florida and Universal’s Islands of Adventure, reservations for hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website, and guest service desks at approximately 31 locations, primarily at key hotels in Orlando.

Timeshare operators and other distribution channels

A significant portion of our pass revenue is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase passes from us at a discounted price in order to offer those passes to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted passes to timeshare operators for sale to visitors of their timeshare properties. Pass sales from the timeshare sales channel constituted approximately 11% of our 2007 theme park pass revenue. A majority of these passes are sold by a small group of major timeshare operators in the Orlando area. In addition, we have several other primary distribution channels, including AAA, which has approximately 60 distribution locations that we use across North America and accounted for approximately 4% of 2007 theme park pass revenue, hotel guest service desks which accounted for approximately 3% of 2007 theme park pass revenue and other key domestic and international travel operators. A dispute with one of our key distribution channels could adversely affect our business.

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

MasterCard

MasterCard had been granted exclusive marketing and advertising rights as the “Official Credit Card” of our theme parks and certain other Universal properties owned by our affiliates. In return, MasterCard paid annual sponsorship fees and committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Vivendi Universal Entertainment. This sponsorship agreement expired December 31, 2007.

JPMorgan Chase Bank

JPMorgan Chase Bank had been granted the right to market itself as the “Official Bank” or the “Official Bank Sponsor” of, and to install and operate ATM machines at, Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. JPMorgan Chase Bank was also designated as the sponsor of the Twister...Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal’s Islands of Adventure and was given exclusive marketing, advertising and associational rights in the retail banking products and services categories with respect to our theme parks, CityWalk and certain other Universal properties owned by affiliates. In return, JPMorgan Chase Bank paid annual sponsorship and ATM fees and committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other Universal affiliates. While the original sponsorship agreement expired November 27, 2007, the agreement had been extended with respect to the ATM machines only through December 31, 2007. In addition to this sponsorship agreement, JPMorgan Chase Bank had entered into a domestic marketing alliance agreement with Vivendi Universal Entertainment and other Universal affiliates to create a co-branded credit card. We shared revenue from card acquisition and card usage and participated in joint advertising and marketing programs. This alliance expired December 31, 2007.

GE Money Bank

Effective January 1, 2008, GE Money Bank succeeded JP Morgan Chase with the right to market itself as the “Official Financial Services Provider” or the “Official Financial Services Sponsor” of, and to install and operate ATM machines at, Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. Commencing January 1, 2008, GE Money Bank is the sponsor of the TWISTER...Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal’s Islands of Adventure and has exclusive marketing, advertising and associational rights in the retail banking and financial services categories with respect to our theme parks, CityWalk and certain other Universal properties owned by affiliates. In return, GE Money Bank pays annual sponsorship and ATM fees and has committed to participate in mutually agreed upon marketing and promotional programs requiring expenditures by us and other Universal affiliates for our collective benefit. In addition to this sponsorship agreement, GE Money Bank has entered into a co-branded credit card program agreement with Vivendi Universal Entertainment and other Universal affiliates to create a co-branded credit card which was launched on March 10, 2008. We share revenue from card acquisition and card usage and participate in joint advertising and marketing programs. This agreement will continue through December 31, 2014.

American Express

American Express has joined our family of sponsors and has been granted exclusive marketing and promotional rights as the “Official Payment Services Products Provider” of our theme parks, certain other Universal theme park properties and certain other entities owned by our affiliates. In return, American Express pays annual sponsorship and benefits fees and has committed to mutually agreed marketing and promotional programs benefiting us as well as our affiliates.

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

Volkswagen

Volkswagen has been granted the right to market itself as the “Official Car/SUV/Vehicle” of Universal Studios, designated as a sponsor of Revenge of the MummySM, and incorporated into the signage at attraction entrance sights, car displays and on theme park brochures at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Volkswagen pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of NBC Universal. The sponsorship agreement continues through May 31, 2008, and is not expected to be extended.

Seasonality

Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance by local customers by coordinating special events. Halloween Horror Nights® in October covers approximately 23 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from early February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to attract customers who do not live in the Orlando area but are close enough to drive.

The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However during 2004 and 2005, we closed our parks on four days as a result of hurricanes, but experienced no closures during 2006 or 2007.

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

Capital improvements

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. During 2007 and 2006, we spent $95.4 million and $41.4 million, respectively on capital expenditures, including intellectual property rights, and estimate our 2008 expenditures to be approximately $150.0 million. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions. A large portion of our estimated 2008 capital expenditures relate to the design and construction of our upcoming Simpsons™ attraction and Harry Potter™ island, which we anticipate opening during the spring of 2008 and by the summer of 2010, respectively. Additionally, we recently announced that we will construct a new roller coaster ride that will open in 2009. We estimate our total capital investment in these attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties.

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

Maintenance and inspection

We maintain and develop our rides in accordance with standards developed by ASTM International for the design, manufacture, testing, operation, maintenance and inspection of amusement rides and devices. ASTM International is a not-for-profit organization that provides a global forum for the development and publication of voluntary consensus standards for design, materials, products, systems and services that are widely accepted within our industry. We use a computerized maintenance management system to manage our maintenance program, which includes daily, weekly, monthly and yearly inspections and extensive preventative maintenance.

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

Federal legislation has been proposed to grant the federal Consumer Products Safety Commission jurisdiction to regulate fixed amusement park rides and attractions. Although the timing and specific language of any enacted legislation is uncertain, such regulation could result in increased costs for compliance and increased costs and delays in the event of an incident investigation.

Park operations

Although our theme parks are open almost every day of the year, we adjust our hours of operation, as well as our staffing levels, based on expected attendance. The management of the day-to-day operation of our theme parks by our management team is overseen by UCDP’s manager, Vivendi Universal Entertainment, pursuant to the terms of UCDP’s partnership agreement.

Principal Products

Pass sales

In connection with our strategy to maximize incremental revenue and profit opportunities, we regularly review our pass price levels and mix of pass category sales to capitalize on opportunities to implement selective price adjustments. We currently offer a number of pass options to our theme park guests. We offer two types of one-day passes. The first one-day pass entitles the guest to visit either Universal Studios Florida or Universal’s Islands of Adventure for an entire day. The second type of one-day pass entitles the guest to visit both Universal Studios Florida and Universal’s Islands of Adventure for an entire day. We currently offer at the front gate a two-day pass which entitles the guest to visit both of our theme parks freely for any two calendar days within a consecutive 7-day period. Through our online store we offer a 2-Park Unlimited Admission Ticket which allows the guest to visit both of our theme parks freely for seven consecutive calendar days. We offer two Orlando FlexTicket products. Until March 1, 2008, the 4-park Orlando FlexTicket entitled a guest to visit both of our theme parks as well as Wet ‘n Wild® and Sea World® Orlando over a two week period. There was also a five-park Orlando FlexTicket which included admission to Busch Gardens® Tampa Bay in addition to the four parks listed previously. With the opening on March 1, 2008 of Aquatica, SeaWorld® Orlando’s new water park, the 4-park Orlando FlexTicket and 5-park Orlando FlexTicket were replaced with the Orlando FlexTicket and Orlando FlexTicket Plus, respectively, which are a 5-park and 6- park admission ticket, respectively. We also have three annual pass options. The first annual pass option (Preferred Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking. The second annual pass option (Power Pass) is similar, but includes blackout dates and does not include free parking. The third annual pass option (Premier Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking and additional benefits not provided to the other two pass options. We offer our Flexpay option to annual pass holders only, which allows them to pay equal monthly installments on their credit card.

The table below sets forth certain information relating to our pass sales in 2007 (visitors, attendance and revenue in millions):

Type of pass	Total number of unique visitors	Attendance per visitor		Average attendance	Price (1)		Revenue (1)	% of revenue
One-day	3.9	1.00		3.9	$56.61		$218.45	48%
Two-day	0.6	1.95		1.2	81.65		50.19	11%
Seven-day online bonus	1.2	2.52		3.2	84.25		105.23	24%
Orlando FlexTicket	0.4	2.26		0.9	94.99		35.68	8%
Annual pass	0.3	4.61		1.4	122.84		36.00	8%
Other	0.1	2.33		0.2	78.88		5.29	1%

Total	6.5	1.63	(2)	10.8	$69.81	(2)	$450.84	100%

(1)	Net of discounts and commissions.
(2)	Reflects weighted average.

Sales from our passes were $420.7 million and $436.0 million during 2006 and 2005, respectively.

Merchandise, food and beverage sales

In addition to our pass sales, we derive revenue from the sale of theme park merchandise, food and beverage. Revenues from these products during the past three years are set forth in the table below (in millions):

	Fiscal year ended December 31,
	2007	2006	2005
Theme park food and beverage	$115.2	$108.6	$105.2
Theme park merchandise	$101.6	$91.4	$87.7

Employees

As of December 31, 2007, we had approximately 13,850 employees on our payroll of whom approximately 12,740 were hourly employees and approximately 1,110 were salaried employees. Certain of our executive officers are employed and compensated by Vivendi Universal Entertainment, but they work for us in operating Universal Orlando. We reimburse Vivendi Universal Entertainment or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Vivendi Universal Entertainment. We currently have no employees that are represented by a union. We consider relations with our employees to be satisfactory.

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

RISKS RELATED TO OUR INDEBTEDNESS

We may not be able to refinance or repay in full the May 2010 notes and UCDP may not be able to refinance or repay in full the April 2010 notes by 2010 when they all mature and if we are or UCDP is, as the case may be, unable to refinance or repay in full the May 2010 notes prior to January 1, 2010, or the April 2010 notes prior to December 1, 2009, then UCDP’s amended and restated senior secured credit agreement will also become due and payable and our subsidiaries may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

The May 2010 notes will mature on May 1, 2010. The April 2010 notes mature on April 1, 2010. In addition, if we are unable to refinance or repay in full the May 2010 notes prior to January 1, 2010, or UCDP is unable to refinance or repay in full the April 2010 notes prior to December 1, 2009, then UCDP’s amended and restated senior secured credit agreement will also become due and payable in full on those dates, respectively.

We cannot assure you that UCDP will be able to refinance the UCDP amended and restated senior secured credit agreement in the timeframe anticipated, on commercially agreeable terms or at all. In addition, we cannot make assurances that they will be able to repay in full or refinance the May 2010 notes on commercially reasonable terms, or at all, or that UCDP will be able to repay in full or refinance the April 2010 notes on commercially reasonable terms, or at all. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.” If any of our subsidiaries cannot service its indebtedness, it may have to take actions such as selling assets, seeking additional equity contributions or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. These alternative measures may not be successful and may not permit that subsidiary to meet scheduled debt service obligations. Our subsidiaries could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet their debt service and other obligations. Any of the foregoing could prevent us from paying principal, premium, if any, and interest on the May 2010 notes and substantially decrease the market value of the May 2010 notes.

Our ability to refinance our debt obligations could be adversely impacted by the Consultant’s right, starting in June 2010, to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects.

UCDP has an agreement (the “Consulting Agreement”) with a Consultant, (as defined in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of UCDP’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consulting Agreement. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Under the terms of the May 2010 notes, the April 2010 notes and UCDP’s senior secured credit agreement, a lien to secure our obligations under the Consultant agreement would be a permitted lien. The existence of this permitted lien may make refinancing more difficult. For the fiscal year ended December 31, 2007 and December 31, 2006, UCDP paid $19,577,000 and $18,108,000 respectively to the Consultant under this arrangement. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right upon 90 days notice to terminate the periodic payments under the Consulting

Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount and timing of such cash payment and our ability to make such a cash payment, our ability to refinance our senior secured credit agreement, the April 2010 notes and the May 2010 notes, and our ability to incur future indebtedness could be adversely impacted by this right of the Consultant (see “Item 13. Certain relationships and related party transactions—Consultant agreement”).

UCDP may not have the ability to raise the funds necessary to finance any change of control offer required by UCDP’s indenture governing the April 2010 notes.

Pursuant to the indenture governing the April 2010 notes, UCDP may need to refinance large amounts of its debt, including the April 2010 notes and borrowings under its senior secured credit agreement, upon the incurrence of specific kinds of change of control events. The indenture defines a change of control as either (1) the sale, lease or transfer, in one or a series of related transactions, of all or substantially all of UCDP’s assets and the assets of its subsidiaries, taken as a whole (other than to Blackstone, Vivendi Universal Entertainment or an entity with at least 75% of its capital stock owned collectively by Blackstone or Vivendi Universal Entertainment, which is referred to as a “Permitted Holder”), or (2) when the issuers of the April 2010 notes become aware of an acquisition of more than 50% of the total voting power or economic interests in UCDP by someone other than a Permitted Holder. If a change of control occurs, UCDP must offer to purchase all of the April 2010 notes then outstanding for a price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest. We cannot assure you that there will be sufficient funds available for UCDP to make any required repurchases of the April 2010 notes upon a change of control. In addition, UCDP’s senior secured credit agreement may prohibit it from repurchasing the notes until UCDP first repays outstanding indebtedness under its senior secured credit agreement in full. If UCDP fails to repurchase the April 2010 notes in that circumstance, it will go into default under the indenture governing the April 2010 notes and under its senior secured credit agreement. Any future debt that UCDP incurs may also contain restrictions on repayment upon change of control. If any change of control occurs, we cannot assure you that UCDP will have sufficient funds to satisfy all of its debt obligations.

We may not have the ability to raise the funds necessary to finance any change of control offer required by our indenture.

Pursuant to the indenture governing the May 2010 notes, we must offer to purchase all of the May 2010 notes then outstanding for a price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest, upon the occurrence of specific kinds of change of control events. The indenture governing the May 2010 notes defines a change of control as either (1) the sale, lease or transfer, in one or a series of related transactions, of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole, other than to a Permitted Holder, (2) when we become aware of an acquisition of more than 50% of the total voting power or economic interests in the issuers, taken together, by someone other than a Permitted Holder, or (3) Holdings ceases to own 100% of UCDP’s outstanding capital stock. We cannot assure you that there will be sufficient funds available for us to make any required repurchase of the May 2010 notes upon a change of control. Given the restrictions in our subsidiaries’ debt (in particular, the UCDP’s senior secured credit agreement and the April 2010 notes), we currently anticipate that, in order to pay the principal amount at maturity of the May 2010 notes or to repurchase the notes upon a change of control as defined in the indenture governing the May 2010 notes, we would be required to adopt one or more alternatives, such as refinancing all of UCDP’s indebtedness, selling its equity securities or the equity securities or assets of our subsidiaries or seeking capital contributions or loans from our affiliates. None of our affiliates is required to make any capital contributions, loans or other payments to us with respect to our obligations on the May 2010 notes. We cannot assure you that any of the foregoing actions could be effected on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay the principal amount of the May 2010 notes or that any such actions would be permitted by the terms of the indenture governing the notes or any of our other debt instruments or debt instruments of our subsidiaries then in effect. Any future debt that we incur may also contain restrictions on repayment upon change of control. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations.

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

Our subsidiaries’ ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments or to refinance our indebtedness, including the May 2010 notes, depends on our subsidiaries’ ability to generate cash from operations in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory, social, political and other factors that are beyond our control. In addition, Blackstone and Vivendi Universal Entertainment may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us. Additionally, because our sponsorship relationships change over time, the sponsorship relationships that we may have in the future may not benefit our business to the extent they do currently by providing marketing exposure for us.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to UCDP under UCDP’s senior secured credit agreement, or otherwise, in an amount sufficient to enable our subsidiaries to fund planned capital expenditures, pay their indebtedness, including the April 2010 notes, or to fund their other liquidity needs.

Federal and state statutes allow courts, under specific circumstances, to void the May 2010 notes, subordinate claims in respect of the notes and require note holders to return payments received from us.

The issuance of the May 2010 notes may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a court may void or otherwise decline to enforce the notes or subordinate the notes to our existing and future indebtedness. While the relevant laws may vary from state to state, a court might do so if it found that when we issued the notes or, in some states, when payments became due under the notes, we received less than reasonably equivalent value or fair consideration and either:

•	were insolvent or rendered insolvent by reason of such incurrence; or

•	were engaged in a business or transaction for which our remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that we would incur, debts beyond our ability to pay such debts as they mature.

The court might also void the May 2010 notes, without regard to the above factors, if the court found that we issued the notes with actual intent to hinder, delay or defraud our creditors. In addition, any payment by us pursuant to the May 2010 notes could be voided and required to be returned to us or to a fund for the benefit of our creditors.

A court would likely find that we did not receive reasonably equivalent value or fair consideration for the May 2010 notes if they did not substantially benefit directly or indirectly from the issuance of the notes. Our use of proceeds, which included the distribution of the proceeds of the May 2010 notes to Blackstone and Universal CPM, could increase the risk of such a finding. If a court were to void the notes, you would no longer have a claim against us. Sufficient funds to repay the May 2010 notes may not be available from other sources. In addition, the court might direct you to repay any amounts that you already received from us.

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

To the extent a court voids the May 2010 notes as fraudulent transfers or holds the notes unenforceable for any other reason, holders of notes would cease to have any direct claim against us. If a court were to take this action, our assets would be applied first to satisfy our liabilities, if any, before any portion of our assets could be applied to the payment of notes.

Because we are the sole obligors of the May 2010 notes, and our subsidiaries have not guaranteed our obligations under these notes or have any obligation with respect to these notes, the May 2010 notes are structurally subordinated to the debt and liabilities of our subsidiaries. In addition, the May 2010 notes are effectively subordinated to any of our present and future secured debt.

We have no direct operations of our own and derive all of our revenues and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due under the May 2010 notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

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

If the debt of our subsidiaries is accelerated, we may not be able to repay the May 2010 notes and our other indebtedness including that of our subsidiaries. In addition, our assets and our subsidiaries’ assets may not be sufficient to fully repay the May 2010 notes and our other indebtedness. In addition, the May 2010 notes are effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

The substantial indebtedness of our subsidiaries could adversely affect our financial condition and prevent us from fulfilling our obligations under the May 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations.

As of December 31, 2007, the May 2010 notes were effectively subordinated to $1,219.0 million of liabilities (consisting of $509.0 million of secured indebtedness under UCDP’s amended and restated senior secured credit facilities, $498.1 million of the April 2010 notes, and $211.9 million of payables and other liabilities of UCDP). An additional $100.0 million is available for future borrowings under the revolving portion of the amended and restated senior secured credit facilities and, in addition, UCDP may borrow up to $200.0 million of uncommitted incremental term loans from time to time, all of which would be secured and effectively senior to our noteholders. As a result, our subsidiaries are highly leveraged. This level of indebtedness could have important consequences to you, including the following:

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

In addition, we are highly leveraged and have substantial debt service obligations of our own. As of December 31, 2007, we had total debt of approximately $450.0 million and our subsidiaries had a total indebtedness of approximately $1,007.1 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due, including our repurchase obligation upon occurrence of specified change of control events, in respect of the May 2010 notes.

Our substantial debt could have other important consequences to you. For example, our failure to comply with the restrictive covenants in the indenture governing the May 2010 notes, which limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

Despite our subsidiaries’ substantial indebtedness, they may still incur significantly more debt. In addition, we may incur a significant amount of additional indebtedness. This could exacerbate the risks described above.

The terms of the indenture governing the April 2010 notes and the senior secured credit agreement permit our subsidiaries to incur significant additional indebtedness in the future. As of December 31, 2007, UCDP had $100.0 million available for additional borrowing under the revolving credit portion of the senior secured credit facilities. In addition, UCDP may borrow up to $200.0 million of uncommitted incremental term loans from time to time. All of those borrowings are effectively senior to the May 2010 notes. Because we are the sole obligors of the May 2010 notes, and our subsidiaries will not guarantee our obligations under these notes or have any obligation with respect to these notes, the May 2010 notes are structurally subordinated to the debt and liabilities of our subsidiaries. In addition, the May 2010 notes are effectively subordinated to any of our present and future secured debt. If our subsidiaries incur any additional indebtedness, this may have the effect of reducing the amount of proceeds available to us to pay to the holders of the May 2010 notes. If new debt is added to our subsidiaries’ current debt levels, this will increase the risks described above. The substantial indebtedness of our subsidiaries could adversely affect our financial condition and prevent us from fulfilling our obligations under the May 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations. The terms of the indenture governing the May 2010 notes permit us, under certain circumstances, to incur a significant amount of additional indebtedness. If we incur additional debt, the risks associated with substantial leverage, including our ability to service our debt, would increase.

RISKS RELATED TO OUR BUSINESS

Attendance at our theme parks is influenced by general economic and other conditions.

Attendance at our theme parks is heavily dependent upon consumer spending on travel and other leisure activities. Because consumer spending on travel and other leisure activities is discretionary, this is usually the first type of spending to be curtailed by consumers during economic downturns. As a result, we have historically experienced weaker attendance during economic downturns and during other events affecting travel and leisure activities. Any substantial deterioration in general economic conditions, increases in the cost of travel, additional outbreaks or escalation of war, or terrorist or political events that diminish consumer spending and confidence could reduce attendance at our theme parks.

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

Substantially all of our revenue is derived from the operation of our two theme parks and CityWalk in Orlando, Florida. This subjects us to a number of risks. Our business is and will continue to be influenced by local economic, financial and other conditions affecting the Orlando area. This may include prolonged or severe inclement weather in the Orlando area, a catastrophic event such as a hurricane or tornado, or the occurrence or threat of a terrorist attack in the Orlando area, any of which could significantly reduce attendance at our theme parks. In addition, the partial or total destruction of our theme parks requiring either of them to be closed for an extended period of time would have a material adverse effect on our ability to generate revenue.

The United States is currently engaged in military operations in Iraq and elsewhere, which could drive up the price of gas and air travel and increase the chance of another terrorist attack in the United States or key international markets, each of which would have a negative impact on attendance at our theme parks.

The United States and certain of its allies are currently engaged in military operations in Iraq. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. The military operations in Iraq could further increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. The price of gas has increased to as much as $3.36 per gallon in Florida in 2007. If gas prices remain at these high levels or increase substantially, it may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 25% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. The current military operations in Iraq may increase the likelihood of another major terrorist attack in the United States or one or more of our key international markets. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Loss of key distribution channels for pass sales may reduce our revenues.

Approximately 41% of our annual theme park pass sales are generated by third party distribution channels, the majority of which are concentrated among 40 third-party customers. As an example, approximately 11% of our annual theme park pass sales are derived from time-share operators, which are dominated by a few major operators in the Orlando area. Other significant distribution channels include AAA, which has approximately 60 distribution locations across North America that we use, guest service desk locations operated by Universal Parks & Resorts Vacations at approximately 31 stand-alone properties throughout Orlando and other key domestic and international travel operators. A dispute with or loss of any key distribution channel could have a negative effect on our pass sales.

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

The Orlando theme park market is extremely competitive. There are currently seven major theme parks in the Orlando area including our competitors: Walt Disney World’s Magic Kingdom®, Epcot®, Disney’s Hollywood Studios, Disney’s Animal Kingdom® and Anheuser Busch’s Sea World®. Additionally, on March 1, 2008, Anheuser Busch opened its Aquatica® water park. All of these theme parks are located within a 10-mile radius of our theme parks. Some of these theme parks, particularly those affiliated with The Walt Disney Company, enjoy better name recognition than our theme parks do. This puts us at a disadvantage in our attempts to attract guests to our theme parks over those of our competitors. Additionally, because our sponsorship relationships change over time, the sponsorship relationships that we may have in the future may not benefit our business to the extent they do currently by providing marketing exposure for us.

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

There is the risk of accidents occurring at theme parks, which may create negative publicity which may reduce attendance and thereby negatively impact our results of operations.

Our theme parks feature “thrill rides.” There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance and thereby negatively impact our results of operations.

If we are unable to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, we may be required to re-theme certain rides and attractions, which will be expensive and time consuming. In addition, if there is an uncured event of default under certain of our intellectual property agreements and such agreements are terminated, we may suffer negative consequences such as acceleration of payments due thereunder.

The use of themed elements in our rides and attractions is dependent upon UCDP’s obtaining and maintaining intellectual property licenses granting us the rights to use those elements. Failure to protect UCDP’s existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditures. Any of those actions could negatively impact our results of operations, name recognition and growth prospects. In addition, if there was an event of default that we failed to cure under one of our intellectual property agreements and such agreement was terminated, we may become subject to accelerated payments. For example, in the event of termination of the WB Agreement due to our breach, or in certain cases following a sale of Universal’s Islands of Adventure or a change in control of the partnership interests in UCDP, payments due with respect to the remaining term of the WB Agreement will be accelerated and due immediately. In addition, we license various elements based on the SimpsonsTM, including certain characters under the Fox Agreement from Twentieth Century Fox Licensing & Merchandising (“Fox”). The Fox Agreement would be terminable in the event of our breach, or in certain cases following a change of control to which Fox did not consent. If Fox were to terminate the Fox Agreement, payments due with respect to the remaining term of the Fox Agreement will continue to be due and payable as and when they would have become due and payable, except that if the breach is a result of a change of control, then 50% of such remaining payments allocated to UCDP shall be due and payable as and when they would have become due and payable. See “Item 1: Business—Intellectual property.”

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

If our computer network security is compromised we could be subject to financial liability and our reputation could be harmed.

Despite the Company’s considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. This could lead to adverse publicity, loss of sales and profits, or cause the Company to incur significant costs to reimburse third parties for damages which could impact profits.

RISKS RELATED TO OUR PARTNERS

Risks related to the right of first refusal agreement between our partners.

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of us being acquired by Blackstone, which could pose a number of risks to our business. This event could impact our continued use of the “Universal” name and certain intellectual property as discussed in Item 1A.Risk Factors, Risks related to use of the “Universal name and certain intellectual property. These same risks would be present if a third party unaffiliated with Vivendi Universal Entertainment were to acquire control of us. In addition, we face risks related to a change of control under certain of our business agreements. See “Risk Factors—Risks Related to our Partners.”

Risks related to use of the “Universal” name and certain intellectual property-Our continued use of the “Universal” name and our future access to new intellectual property from the Universal License Parties is dependent on there not being a change of control as defined under the Universal License Agreement. In addition, a change of control could have other negative consequences for us, including potential termination of the WB Agreement, acceleration of payments due under certain of UCDP’s license agreements and the loss of significant benefits we enjoy from our relationship with certain of our affiliates. Accordingly, a change of control under UCDP’s license agreements could impair our name recognition, growth prospects and negatively impact our results of operations.

UCDP licenses the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1: Business—Intellectual property.” Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of USI, Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under UCDP’s license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Our right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until the later of the expiration or termination of the WB Agreement in accordance with its terms or, if sooner, the date that neither we nor a permitted successor or assign is a party to the WB Agreement, or the date such intellectual property rights would otherwise cease to be licensed to us. The Universal License Parties are required to continue to license those intellectual properties that are currently licensed to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect, and we continue to operate our theme parks at a substantially similar standard, even if the Universal License Parties no longer have an ownership interest in us. However, in a situation where Blackstone or a third party unaffiliated with the Universal License Parties acquires all of the partnership interests in us, the Universal License Parties are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Our inability to acquire proprietary and creative elements for possible new attractions could impair the growth prospects of our theme parks. The Universal License Parties could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with the Universal License Parties acquired all of the partnership interests in us, and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time, and may not be able to continue operating our theme parks at all. In addition, the WB Agreement is terminable if the Universal License Parties fail to remain involved either as a 50% owner or through certain license arrangements, unless WB consents to the assignment or the entity to which Universal’s Islands of Adventure or the UCDP partnership interests are transferred meets other tests designed to ensure the financial capability of the buyer and to maintain the reputation of our theme parks. In the event of termination by WB due to our default or a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the WB Agreement will be accelerated and due immediately.

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

A change of control in us could impair our continued use of the “Universal” name and our future access to new intellectual property rights, terminate or accelerate payments under the WB Agreement and reduce or increase the cost of the benefits we enjoy from our relationships with certain affiliates, thus negatively impacting our name recognition, our growth prospects and our results of operations. In addition, we face risks related to a change of control under certain of our business agreements. See “risk factors—risks related to our partners.”

If the equity holders of Holding I and Holding II that are controlled by Blackstone default on certain indebtedness, Blackstone’s equity interests in Holding I and Holding II will be subject to foreclosure.

Concurrently with the consummation of the 2004 Amendment (see note 5 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”), JPMorgan Chase Bank and another lender made loans to the equity holders of Holding I and Holding II that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holding I and Holding II and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in 2008. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. It is anticipated that the only assets of the borrowers will be their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance the loans, the borrowers’ equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes (see note 5 to our combined financial statements contained in “Item 8. Financial Statements and Supplementary Data”).

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

Their conflicts of interests may make unavailable to us certain sponsorship relationships that would provide us with significant marketing exposure. Blackstone and Vivendi Universal Entertainment, together, beneficially own 100% of our equity interests. As a result, Blackstone and Vivendi Universal Entertainment have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equity holders regardless of whether or not noteholders believe that any such transactions are in their own best interests. For example, Blackstone and Vivendi Universal Entertainment could cause us to distribute our cash resources to them or make distributions to service the loan to the Blackstone entities guaranteed by NBC Universal rather than invest such resources in our business. In addition, Blackstone and Vivendi Universal Entertainment may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 441 acres which we own in Orlando, Florida. In addition, we own approximately 137 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease. During 2007, we sold approximately 2 acres for $3.1 million with a cost basis of $0.3 million. After the reduction of related expenses, we recorded a gain of approximately $2.8 million. During 2006, we sold approximately 4 acres for $6.4 million with a cost basis of $0.8 million. After the reduction of related expenses, we recorded a gain of approximately $5.2 million.

We have approximately 104 acres of undeveloped land which has planning approval for additional hotels and other uses. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development. We have identified approximately 35+ acres of this undeveloped land that would not be necessary for the hotel development and are considering the sale of this land for retail, office or other uses. In addition, we have other smaller parcels of land that are not essential to our operations. As of December 31, 2007, two of these parcels are classified as held for sale in the financial statements.

As of December 31, 2007, we leased three off-site retail stores, two stores at the Orlando Airport and one off-site liquidation retail store at the Festival Bay Mall. In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions.

We believe that our facilities, whether owned or leased, are in satisfactory working order to meet our current and anticipated needs.

Item 3.	Legal Proceedings

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2007 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the USF and IOA tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. Although UCDP may challenge these assessments in circuit court, UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million ( the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Orange County Property Appraiser (the “Property Appraiser”) reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the 2006 tangible personal property assessments ( the “Property Appraiser’s 2006 Tangible Personal Property Complaint”). On May 16, 2007 UCDP filed two lawsuits against the Property Appraiser, Orange County Tax Collector (the “Tax Collector”) and the Florida Department of Revenue (the “FDOR”), challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA and for (ii) UCDP’s parking garages. The parties are currently engaged in motion practice and discovery and we cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Orange County Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on Universal’s Islands of Adventure, and it also dismissed UCDP’s due process claim. On May 7, 2007, UCDP also re- filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to Islands of Adventure and also filed motions seeking rehearing, clarification and leave to amend the original complaint. On September 12, 2007, the Florida Department of Revenue filed an Answer. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and the Tax Collector are appealing the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP intends to oppose the appeal. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants, along with other theme park industry owners or operators which was later amended to add UCDP and Universal City Studios LLLP (“UCS”) and to dismiss NBCU, USI and The Blackstone Group, (the “Amended Complaint”). The Amended Complaint alleged that the defendants were liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme park rides. On August 16, 2007, the plaintiffs, UCDP and UCS agreed to settle the claims set forth in the Amended Complaint, and on November 12 and 19, 2007, the parties executed the final settlement documents. On December 10, 2007, the court entered an order endorsing the Stipulation of Dismissal agreed to by the plaintiffs, UCDP and UCS. The resolution was within the amount accrued for the loss contingency and was paid during the fourth quarter of 2007.

Other

UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following table sets forth certain of our financial data. The selected financial data as of and for the fiscal years ended December 31, 2007 and 2006, have been derived from our audited combined financial statements and the related notes included elsewhere in this report. The selected financial data as of and for the years ended December 31, 2005, December 31, 2004 and December 27, 2003 have been derived from our audited combined financial statements and the related notes thereto which are not included in this report. This report contains financial measures not prepared in accordance with United States generally accepted accounting principles, including EBITDA (as defined). Certain items in the prior years’ combined financial statements have been reclassified to conform with the 2007 presentation. This reclassification is described in note 2 to our combined financial statements in “Item 8. Financial Statements and Supplementary Data.” All periods presented have been audited. The information set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our combined financial statements and the related notes included elsewhere in this report.

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Statement of operations data:
Operating revenues:
Theme park passes	$450,844	$420,654	$436,015	$452,113	$378,351
Theme park food and beverage	115,166	108,595	105,179	112,520	96,382
Theme park merchandise (1)	101,596	91,418	87,719	97,040	81,282
Other theme park related (2)	99,478	81,878	69,075	61,310	47,069
Other (3)	164,759	152,841	152,608	142,525	126,224

Total operating revenues	931,843	855,386	850,596	865,508	729,308
Costs and operating expenses:
Theme park operations	175,231	166,268	165,160	162,179	152,185
Theme park selling, general and administrative	148,544	144,819	138,355	156,980	127,025
Theme park cost of products sold	112,865	104,342	100,858	108,410	93,001
Special fee payable to Vivendi Universal Entertainment and consultant fee	57,996	53,408	53,084	55,179	46,159
Depreciation and amortization	110,327	111,210	117,308	120,235	131,826
Other	136,125	130,440	134,632	125,170	108,191

Total costs and operating expenses	741,088	710,487	709,397	728,153	658,387

Operating income	190,755	144,899	141,199	137,355	70,921

Total other expense, net	137,221	141,109	140,551	117,117	123,205

Net income (loss)	$53,534	$3,790	$648	$20,238	($52,284)

(1)	Sales of Universal Express Plus (“UEP”) sold in our merchandise locations were reported in merchandise revenues prior to 2007. In 2007, these sales were reclassified to other theme park related revenues and therefore, the years prior to 2007 have been reclassified to conform to 2007 presentation. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.
(2)	Consists primarily of UEP sales, aged pass sales, theme park corporate special events and the parking facility. We host special events for corporate guests whereby a portion of the theme park is rented for corporate functions.
(3)	Consists primarily of CityWalk, Universal Parks & Resorts Vacations and hotel rent received from our on-site hotels.

	2007	2006	2005	2004	2003
	(Dollars in thousands, except other operational data)
Other data:
EBITDA (as defined) (4)	$302,809	$258,056	$258,091	$254,899	$198,973
Net cash and cash equivalents provided by operating activities	198,654	124,283	83,960	116,959	143,895
Net cash and cash equivalents used in investing activities	46,066	44,163	32,303	36,053	14,123
Net cash and cash equivalents used in financing activities	90,877	59,951	30,326	159,956	29,200
Capital expenditures	60,912	45,313	38,374	40,195	53,471
Other operational data:
Turnstile admissions in thousands(5)	11,514	11,209	11,498	12,881	11,502
Paid admissions in thousands(6)	10,758	10,468	10,772	12,110	10,598
Theme park pass revenue per paid admission	$41.91	$40.18	$40.48	$37.33	$35.70
Theme park food, beverage and merchandise revenue per turnstile admission	18.83	17.84	16.78	16.27	15.45
Other theme park related revenue per turnstile admission	8.64	7.30	6.01	4.76	4.09

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance sheet data:
Total cash and equivalents	$138,139	$76,428	$56,259	$34,928	$113,978

Total assets	2,002,018	1,944,903	1,986,835	2,058,220	2,207,484

Total long-term obligations(7)	1,488,239	1,456,289	1,485,929	1,517,702	1,276,152

Total equity	282,820	320,052	334,460	345,942	719,843

(4)	We have included EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt and with cash flow, to measure company operating performance under our Annual Incentive Plan. EBITDA (as defined) represents earnings before interest, taxes and depreciation and amortization. EBITDA (as defined) is not prepared in accordance with United States generally accepted accounting principles and should not be considered an alternative for net income, net cash and equivalents provided by operating activities and other combined income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA (as defined), because it is before debt service, capital expenditures and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA (as defined) may not be comparable to similarly titled measures reported by other companies. EBITDA (as defined) is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. The calculation of EBITDA under our indentures is different, although it generally results in a similar figure. We have defined EBITDA in accordance with our credit agreement because it is an important liquidity measure. For a reconciliation of EBITDA (as defined) from net income and from net cash and cash equivalents provided by operating activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations.”
(5)	Turnstile admissions represent total admissions to our theme parks, which includes paid admissions and complimentary passes.
(6)	Paid admissions represent the total paid admissions to our theme parks.
(7)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations and long-term deferred special fees.

	2007	2006	2005	2004	2003
Net cash and cash equivalents provided by operating activities	$198,654	$124,283	$83,960	$116,959	$143,895
Adjustments:
Interest expense	146,728	148,519	141,766	118,707	119,027
Interest income	(7,780)	(4,963)	(2,022)	(1,080)	(831)
Amortization of deferred finance costs	(7,614)	(7,820)	(7,652)	(7,121)	(6,840)
Interest on financing obligations	(1,166)	—	—	—	—
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	—	—	26,642	60,796	(35,534)
Gain on non-monetary asset acquisition	—	—	—	812	—
Gain (loss) on sale of property and equipment	2,776	5,195	2,180	1,007	(1,285)
Distributions from investments in unconsolidated entities, net	(3,681)	(164)	(529)	(559)	(1,147)
Income (loss) from investments in unconsolidated entities	1,724	(711)	(178)	(1,161)	(481)
Accretion of bond discount	(837)	(851)	(844)	(832)	(625)
Minority interest in net earnings of UCRP	(2,773)	(2,537)	(2,418)	(2,537)	(2,008)
Net change in working capital accounts	(23,222)	(2,895)	17,186	(30,092)	(15,198)

EBITDA (as defined)	$302,809	$258,056	$258,091	$254,899	$198,973

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operations

We own and operate two theme parks (Universal’s Islands of Adventure and Universal Studios Florida), an entertainment complex (Universal’s CityWalk Orlando), sound stages and movie and production facilities, all located in Orlando, Florida. Our operations are heavily dependent on theme park attendance, which we consider our most important operating indicator. We use two different metrics to gauge theme park attendance: paid attendance and turnstile attendance, which includes complimentary attendance. Additionally, we track our theme park attendance from three distinct points of origin: international, Florida and the outer-U.S., which is the domestic excluding the state of Florida. Theme park attendance is affected by macroeconomic, competitive and seasonal forces. As our entertainment product is a component of our customers’ discretionary spending, macroeconomic factors, such as consumer sentiment and foreign currency exchange rates, play an important role in our attendance. Consumer sentiment is an important economic indicator, especially in relation to our outer-U.S. market where travel costs are higher when compared to our Florida market. Oil and gas prices affect consumer sentiment for all of our markets due to their impact on discretionary income and travel costs. Foreign currency exchange rates affect the relative prices for our international guests and therefore impact attendance from that market.

Orlando has seven large theme parks in the metro area. As a result, our attendance is also affected by competitive forces. Our largest competitor is Walt Disney World, which contains four of the parks in Orlando. Additionally, Anheuser Busch owns and operates Sea World and its new waterpark, Aquatica®. Due to the high level of competition in our market, theme park pass pricing and the introduction of new attractions are factors significantly impacting theme park attendance.

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However, during the 2004 and 2005 seasons, we closed our parks on four days as a result of hurricanes. During 2007 and 2006, there were no storms that caused us to close our parks.

In 2007, approximately 48.4% of our revenues are derived from theme park passes. We analyze our theme park pass revenue based on revenue per paid admission. Sales of food, beverage and merchandise constitute approximately 23.3% of our revenues. We analyze our theme park food, beverage and merchandise revenues based on revenue per turnstile admission. We derive approximately 9.5% of our revenue from our CityWalk complex, which includes retail, dining, cinema and nightclub entertainment. Our primary operating costs include theme park operations, theme park selling, general and administrative costs, theme park cost of products sold, a special fee payable to Vivendi Universal Entertainment, a consultant fee, depreciation and amortization, and interest. We also monitor EBITDA (as defined) and certain of our debt covenant ratios as these items impact our ability to service our debt, make distributions to our partners (see the Ownership and basis of presentation section below) and make payments of special fees to our manager, Vivendi Universal Entertainment. EBITDA (as defined) is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. These items are discussed in greater detail within the section entitled Liquidity, capital resources and financial position.

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

Our combined financial statements include the amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “Holdings”), and all of their subsidiaries including: Universal City Development Partners, Ltd. (“UCDP”), Universal Parks & Resorts Vacations (“UPRV”), Universal City Restaurant Partners, Ltd. (“UCRP”), UCFH I Finance (“UCFH I”), UCFH II Finance (“UCFH II”) and UCDP Finance, Inc. (collectively “UCHC”). All significant intercompany balances and transactions have been eliminated upon combination. Holdings, UCFH I and UCFH II facilitated the issuance of approximately $450.0 million of our debt. UCDP is our primary operating company and owes approximately $1,009.0 million of our gross principal debt. UPRV is our travel company that sells and coordinates vacation packages for some of our guests.

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

Revenue recognition

Operating revenue primarily consists of sales related to theme park passes, merchandise and food and beverage. Revenue from theme park passes is recognized at the time passes are redeemed. For passes not redeemed, revenue is recorded after one year from the date of purchase. Proceeds related to the sale of theme park or entertainment complex passes are exempt from unclaimed property reporting within the State of Florida. Revenue from theme park annual passes is recognized in equal installments over the life of the annual pass. Revenue from food and beverage and merchandise is recognized at the time of sale. In addition to unredeemed passes, we also defer revenue on admissions to CityWalk venues until redemption and on corporate sponsorships, which are recognized as revenue over the period of benefit. Revenue from hotel rent is recognized when earned.

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

If we determine that the carrying value of our property and equipment is not recoverable, we would record a property and equipment impairment adjustment. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our combined financial statements do not include any significant adjustments related to property and equipment impairment. During 2007, we accelerated depreciation on certain assets, primarily in our Lost Continent Island that will be disposed of during 2008 and 2009 as part of our Harry Potter construction. As a result, additional depreciation expense of approximately $2.8 million was recorded during 2007. Our 2006 and 2005 results do not include significant amounts of additional depreciation.

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

At December 31, 2007, we had a $1.4 million inventory provision, which included $0.9 million for slow-moving merchandise, $0.3 million for food supplies and $0.2 million for obsolete spare parts. At December 31, 2006, we had a $1.2 million inventory provision, which included $0.7 million for slow-moving merchandise, $0.2 million for food supplies and $0.3 million for obsolete spare parts.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or UCHC’s first fiscal quarter of 2008. Early adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or UCHC’s first fiscal quarter of 2009 and must be applied prospectively to business combinations completed on or after that date. We do not believe adoption of SFAS 141R will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or UCHC’s first fiscal quarter of 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact of the adoption of SFAS 160 on the our financial position, results of operations and cash flows.

Results of operations

Overview

During 2007, our paid admissions increased 3% compared to 2006. This was driven primarily by our Florida market, which experienced low double digit percentage growth. Through this attendance growth, enhanced product offerings and pricing initiatives, total operating revenues increased 9%. This included increasing overall per guest spending on food, beverage and merchandise by 6% and increasing overall guest spending on other theme park related products by 18%. These results in conjunction with diligent management of our variable labor and operating expenses, particularly during non-peak times, helped us increase EBITDA (as defined) by 17% over 2006 as well as increase our net income by $49.7 million. At December 31, 2007, we had $238.1 million in cash and unused revolving credit, consisting of $138.1 million in cash and $100.0 million available under our revolving credit facilities. Additionally, as of December 31, 2007, we carried $1,457.1 million in total debt.

2007 compared to 2006

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts and percentages):

	2007	2006	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,758	10,468	2.8%
Turnstile theme park admissions	11,514	11,209	2.7%
Theme park pass revenue per paid admission	$41.91	$40.18	4.3%
Theme park food, beverage and merchandise revenue per turnstile admission	18.83	17.84	5.5%
Other theme park related revenue per turnstile admission	8.64	7.30	18.4%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$450,844	$420,654	7.2%
Theme park food and beverage	115,166	108,595	6.1%
Theme park merchandise	101,596	91,418	11.1%
Other theme park related	99,478	81,878	21.5%
Other	164,759	152,841	7.8%

Total operating revenues	931,843	855,386	8.9%

Costs and operating expenses:
Theme park operations	175,231	166,268	(5.4)%
Theme park selling, general and administrative	148,544	144,819	(2.6)%
Theme park cost of products sold	112,865	104,342	(8.2)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	57,996	53,408	(8.6)%
Depreciation and amortization	110,327	111,210	0.8%
Other	136,125	130,440	(4.4)%

Total costs and operating expenses	741,088	710,487	(4.3)%

Operating income	190,755	144,899	31.6%
Non-operating expenses, net	137,221	141,109	2.8%

Net income	$53,534	$3,790	NM

NM-not meaningful

Paid Theme Park Admissions increased by 3% primarily due to low double digit percentage growth in our Florida market, as previously described in the Overview section.

Theme park related revenues increased $64.5 million or 9% to 2006 which was driven by the attendance growth and an increase in guest spending. Theme park pass revenue per paid admission increased 4%, per turnstile admission spending on food and beverage and merchandise increased 6%. Per turnstile admission spending on other theme park related items increased 18%. Other theme park related items primarily include sales of Universal Express Plus tickets, parking revenue, park special events, stroller rentals and aged pass sales. Additionally, other revenue generating programs increased $11.9 million or 8%. The increase in other revenue was principally due to $2.5 million in incremental rental income from our onsite resort hotels. In addition to our additional hotel rental income, we also experienced $5.4 million in higher revenue related to our CityWalk venues and $4.1 million of increased revenue from our travel company, Universal Parks & Resorts Vacations. These were offset partially by a $1.0 million decrease in revenue from our corporate sponsorships.

Theme park operations costs increased 5% year over year due to the increased cost of entertainment, maintenance and other operational expenses driven by higher attendance. This was partially offset by reduced utility costs from various company initiatives. Theme park selling, general and administrative costs were unfavorable by $3.7 million primarily due to an increase in marketing spend, an increase in bonus accruals and an investment in information technology infrastructure and support, partially offset by a reduction in property tax and insurance costs. Theme park cost of product sold remained consistent to 2006 at approximately 52%. Other expenses increased by $5.7 million, primarily due to $1.8 million in increased costs relating to our travel company’s increase in revenues, $1.2 million in increase credit card fees due to increased sales and a continuing shift towards credit card transactions from cash transactions, and $2.3 million increased costs relating to the increased CityWalk revenues. These were offset by lower costs related to park special events due to a decreased number of events over prior year. Non-operating expenses decreased by $3.9 million primarily due to decreased debt interest of $1.4 million which was attributable to the lower interest rates during the year and an increase in interest income of $2.8 million which was attributable to higher cash balances throughout the year.

2006 compared to 2005

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts and percentages):

	2006	2005	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,468	10,772	(2.8)%
Turnstile theme park admissions	11,209	11,498	(2.5)%
Theme park pass revenue per paid admission	$40.18	$40.48	(0.7)%
Theme park food, beverage and merchandise revenue per turnstile admission	17.84	16.78	6.3%
Other theme park related revenue per turnstile admission	7.30	6.01	21.5%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$420,654	$436,015	(3.5)%
Theme park food and beverage	108,595	105,179	3.2%
Theme park merchandise	91,418	87,719	4.2%
Other theme park related	81,878	69,075	18.5%
Other	152,841	152,608	0.2%

Total operating revenues	855,386	850,596	0.6%

Costs and operating expenses:
Theme park operations	166,268	165,160	(0.7)%
Theme park selling, general and administrative	144,819	138,355	(4.7)%
Theme park cost of products sold	104,342	100,858	(3.5)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	(0.6)%
Depreciation and amortization	111,210	117,308	5.2%
Other	130,440	134,632	3.1%

Total costs and operating expenses	710,487	709,397	(0.2)%

Operating income	144,899	141,199	2.6%
Non-operating expenses, net	141,109	140,551	(0.4)%

Net income	$3,790	$648	NM

NM-not meaningful

Paid Theme Park Admissions decreased by 3% primarily due to weakness in our international and outer-U.S. point of origin markets. These markets experienced a combined percentage decrease in the mid single digits, partially offset by high single digit percentage growth in our Florida market.

Theme park pass spending per paid admission decreased by 1%. This was however, partially offset by an increase in per turnstile admission spending on food and beverage and merchandise of 6%. Per turnstile admission spending on other theme park related items increased 22%. This led to an overall operating revenue increase of approximately $4.8 million, or 1%. The increase in revenue was principally due to $3.1 million in incremental rental income from our onsite resort hotels. We are entitled to receive additional ground rent from the onsite hotels upon their achievement of certain cash flow targets. Although we believe these targets will be met in the coming year, the amount of any additional rent is subject to variation as well as a cap. Furthermore, we can not assure you that the targets will be met in future periods. In addition to our additional hotel rental income, we also experienced $1.6 million in higher revenue related to our CityWalk venues, $1.4 million relating to increased sales at our off-site retail stores and a $7.1 million increase in the sale of Universal Express Plus tickets, which are passes that allow guests express access on our rides. These were offset partially by a $1.0 million decrease in revenue from our corporate sponsorships and $5.2 million of decreased revenue from our travel company, Universal Parks & Resorts Vacations. We utilize our travel company as a vehicle to help improve profits by increasing attendance, not by marking up the cost of the hotels and airfares purchased on behalf of our guests. During 2006, we repositioned our travel to focus more on Universal Orlando products.

Theme park operations increased 1% year over year as the increased cost of $2.1 million for utilities due to rising prices was nearly offset by the decreased cost of entertainment and other operational expenses. Theme park selling, general and administrative costs were unfavorable by $6.5 million primarily due to an increase in marketing spend driven by $4.0 million in additional advertising and promotions and $0.6 million related to the expansion of our sales team. Theme park cost of product sold remained consistent to 2005 at approximately 52%. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2006 and 2005. Other expenses decreased by $4.2 million, primarily due to $2.6 million in decreased costs relating to our travel company and certain one-time charges incurred during 2005, including $3.1 million in legal costs; $1.9 million in environmental, health and safety costs; and $2.3 million in reorganization costs. This was offset by higher costs related to credit card fees and special events. Non-operating expenses remained flat despite an increase in debt interest of $7.2 million which was attributable to the rising interest rates during the year and a change in the fair value of our interest rate swaps of $0.9 million. These amounts were offset by an increase in interest income of $2.9 million due to increased cash balances throughout the year and an increased gain on sales of land of $3.0 million.

Liquidity, capital resources and financial position

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2008 and in future years. In addition to the cash flow generated from our operations, our available cash and UCDP’s unused revolving credit facilities also provide liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, and working capital. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-core land assets. As of December 31, 2007, we had two parcels of land held for sale and are actively evaluating our land assets for optimization potential. We cannot assure you as to the timing, size or proceeds with respect to any land sale and we may not be able to sell land assets on commercially reasonable terms or at all.

Our current business structure is heavily leveraged, and as of December 31, 2007, our total debt was $1,457.1 million. This primarily included $509.0 million outstanding under UCDP’s senior secured credit agreement, $498.1 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $1.9 million), and $450.0 million outstanding under the May 2010 senior unsecured notes. At December 31, 2006, our total debt was $1,456.4 million. This primarily included $509.0 million outstanding under UCDP’s senior secured credit agreement, $497.3 million outstanding under the April 2010 senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $2.7 million), and $450.0 million outstanding under the May 2010 senior unsecured notes. Both issuances of notes are due in 2010, while UCDP’s senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. During 2006, UCDP made an additional $30.0 million principal payment, effectively prepaying all of the required principal payments until the facility’s maturity date. UCDP’s senior secured credit facility is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating remained consistent throughout 2007, we can not be assured that future changes in our ratings will not occur.

Additionally, UCDP has an agreement (the “Consulting Agreement”) with Steven Spielberg (the “Consultant”) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of UCDP’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consulting Agreement. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates. Although the Consulting Agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consulting Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP. Under the terms of the May 2010 notes, the April 2010 notes and UCDP’s senior secured credit agreement, a lien to secure our obligations under the Consultant Agreement would be a permitted lien. This event could impact our liquidity as discussed in Item 1A. Risk Factors – Risks related to our Indebtedness. For further information on the Consulting Agreement please refer to Item 13. Certain relationships and related party transactions—Consultant agreement.

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

As a significant portion of our debt is subject to variable rates, we have entered into interest rate swap agreements to help reduce our interest rate risk. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of these agreements and our strategy to manage our interest rate risk. The following table summarizes key aspects in our financial position and liquidity as of December 31, (in thousands):

	2007	2006
Cash and cash equivalents	$138,139	$76,428

Unused portion of revolving credit facility	100,000	100,000

Current portion of long-term borrowings, capital lease and financing obligations	375	709

Current portion of special fees	8,967	8,214

Total long-term obligations (1)	1,488,239	1,456,289

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations and long-term deferred special fees. For more information regarding long-term capital lease and financing obligations, see note 8 to the Combined Financial Statements.

Our management assesses operational performance using EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe the UCDP senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in the UCDP senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA (as defined) represents earnings before interest, taxes and depreciation and amortization. EBITDA (as defined) is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other combined income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA (as defined), because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA (as defined) may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (as defined) for each of the last three fiscal years ended December 31 (in thousands):

	2007	2006	2005
Net cash and cash equivalents provided by operating activities	$198,654	$124,283	$83,960
Adjustments:
Interest expense	146,728	148,519	141,766
Interest income	(7,780)	(4,963)	(2,022)
Amortization of deferred finance costs	(7,614)	(7,820)	(7,652)
Interest on financing obligations	(1,166)	—	—
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	—	—	26,642
Gain on sale of property and equipment	2,776	5,195	2,180
Distributions from investments in unconsolidated entities, net	(3,681)	(164)	(529)
Income/(loss) from investments in unconsolidated entities	1,724	(711)	(178)
Accretion of bond discount	(837)	(851)	(844)
Minority interest in net earnings of UCRP	(2,773)	(2,537)	(2,418)
Net change in working capital accounts	(23,222)	(2,895)	17,186

EBITDA (as defined)	$302,809	$258,056	$258,091

The following is reconciliation of net income to EBITDA (as defined) for the years ended December 31 (in thousands):

	2007	2006	2005
Net income	$53,534	$3,790	$648
Adjustments:
Interest expense	146,728	148,519	141,766
Depreciation and amortization	110,327	111,210	117,308
Change in fair value of interest rate swaps	—	(500)	391
Interest income	(7,780)	(4,963)	(2,022)

EBITDA (as defined)	$302,809	$258,056	$258,091

Financing transactions

On December 9, 2004, we refinanced UCDP’s senior secured credit facility with JPMorgan Chase (the “2004 Amendment”) resulting in amended and restated senior secured credit facilities consisting of a $550.0 million term loan (the “senior secured credit facility”) and a $100.0 million revolving credit facility. In addition, we may borrow up to $200.0 million of uncommitted incremental term loans from time to time. Our refinanced loan now requires quarterly principal installments of 0.25% with the balance due in 2011 (due in 2009 or 2010 if the April 2010 notes or the May 2010 notes are not repaid or refinanced as discussed previously). The borrowings under UCDP’s senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR. As a result of the refinancing of UCDP’s senior secured credit facility, the margin was adjusted from approximately 4.0% to 1.75% with respect to the LIBOR borrowings. Funds borrowed on the revolving credit facility accrue interest at an incremental 0.25% compared to borrowings on the senior secured credit facility. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under UCDP’s revolving credit facility.

Also on December 9, 2004, Holdings and Finance issued $450.0 million in notes. Of this total, $150.0 million bears interest at 8.375%, while the remaining $300.0 million bears interest at the London Interbank Offer Rate (“LIBOR”) plus 4.75%. All of the notes mature in May 2010.

Cash flow summary

The following table summarizes key aspects of our cash flows for each of the last three fiscal years ended December 31 (in thousands):

	2007	2006	2005
Net cash and cash equivalents provided by operating activities	$198,654	$124,283	$83,960
Net cash and cash equivalents used in investing activities	46,066	44,163	32,303
Capital expenditures	60,912	45,313	38,374
Net cash and cash equivalents used in financing activities	90,877	59,951	30,326

The increase in cash flow from operations from 2006 to 2007, which totaled $74.4 million, or 60%, resulted primarily from a $49.7 million increase in net income and $23.2 million in changes to our working capital, driven largely by the increase in the accounts payable and accrued liabilities relating to marketing and capital expenditures.

The increase in cash flow from operations from 2005 to 2006, which totaled $40.3 million, or 48%, resulted primarily from a $3.1 million increase in net income, $26.6 million in deferred special fee payments to Vivendi Universal Entertainment during 2005, $18.0 million in lower payments related to our incentive plans, which were also paid in 2005, and changes in other working capital. These items were partially offset by an increased gain on land sales of $3.0 million and a decrease in depreciation expense of $6.1 million.

Cash flows used in investing activities for 2007, 2006 and 2005 consisted primarily of capital expenditures partially offset by total proceeds from land sales, capital reimbursements and capital claims settlements of $14.8 million, $1.2 million and $6.1 million, respectively.

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. During 2007 and 2006, we spent $95.4 million and $41.4 million, respectively on capital expenditures, including intellectual property rights and estimate our 2008 expenditures to be approximately $150.0 million. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions. A large portion of our estimated 2008 capital expenditures relate to the design and construction of our upcoming Simpsons™ attraction and Harry Potter™ island, which we anticipate opening during the spring of 2008 and by the summer of 2010, respectively. Additionally, we recently announced that we will construct a new roller coaster ride that will open in 2009. We estimate our total capital investment in these attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties which will be paid as merchandise is sold.

During each of 2007, 2006 and 2005, the primary components of our financing outflows related to Partner distributions and payments on UCDP’s long term obligations.

Special fee requirements

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2007, 2006 and 2005, the special fee amounted to $38.4 million, $35.3 million and $35.3 million, respectively. For 2007, 2006 and 2005, the interest incurred on the deferred special fee payable to Vivendi Universal Entertainment was $0.8 million, $1.0 million and $1.6 million, respectively.

Historically, under the terms of UCDP’s senior secured credit facility and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met as of our quarter end throughout 2007, 2006 and 2005, thus allowing the special fee to be paid. Under the terms of UCDP’s partnership agreement, fees related to revenue derived from operations of Universal’s Islands of Adventure were deferred since its opening in 1999 until equity distributions to Blackstone, from operating profits generated from Universal’s Islands of Adventure, totaled an amount equal to $234.7 million. As a result of distributions made in December 2004 to Blackstone by Holdings, Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees had been satisfied. Accordingly, going forward, the special fee payable related to Universal’s Islands of Adventure is able to be paid when leverage ratios are met.

Subsequent to the 2004 Amendment, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. As of each quarter end, we believe these ratios were met. Accordingly, during 2007 and 2006, we paid total fees of $38.5 million and $35.9 million, respectively, to Vivendi Universal Entertainment. At December 31, 2007 and 2006, the current portion of our combined balance sheet included $9.0 million and $8.2 million, respectively, related to the special fees payable to Vivendi Universal Entertainment. We used $70.0 million of our proceeds from the issuance of the May 2010 notes to purchase from Vivendi Universal Entertainment its right to receive from UCDP the most recently accrued $70.0 million of deferred special fees relating to Universal’s Islands of Adventure. As our financial statements consolidate UCDP, this receivable has been eliminated. In addition, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes.

Covenant stipulations

UCDP’s senior secured credit agreement, the April 2010 senior unsecured notes and the May 2010 senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the April 2010 and May 2010 notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the amended and restated senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance with all financial covenants as of December 31, 2007 and 2006.

Contractual obligations

The following table reflects our estimated contractual obligations as of December 31, 2007:

	Payments due by fiscal period
	Total	2008	2009 to 2010	2011 to 2012	2013 and Beyond
	(in millions)
Contractual obligations:
Long-term borrowings(1)	$1,459.0	$—	$950.0	$509.0	$—
Interest payments on long-term borrowings	385.3	145.7	223.9	15.7	—
Operating lease obligations	12.2	3.5	5.4	3.1	0.2
Purchase obligations	129.5	59.2	25.1	17.7	27.5
Special fee payable to Vivendi Universal Entertainment	9.0	9.0	—	—	—
Other long-term liabilities	11.0	2.1	—	—	8.9

Total contractual obligations	$2,006.0	$219.5	$1,204.4	$545.5	$36.6

(1)	Amounts exclude discounts and therefore represent gross maturities. The maturity date of the senior secured credit facility in the amount of $509.0 million is June 6, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward looking statements we make in this report include:

•	the risks and uncertainties relating to a general economic downturn;

•	the dependence of our business on air travel;

•	the risks inherent in deriving substantially all of our revenues from one location;

•	the loss of key distribution channels for pass sales;

•	competition within the Orlando theme park market;

•	publicity associated with accidents occurring at theme parks;

•	the loss of material intellectual property rights used in our business;

•	the seasonality of our business;

•	the substantial indebtedness of us and of our subsidiaries;

•	our dependence on Universal Studios, Inc. and its affiliates; and

•	the additional risks set forth in this report, including under the heading “Item 1A. Risk Factors.”

There may be other factors that may cause our actual results to differ materially from the forward looking statements.

All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2008	2009	2010	2011	2012	Total	Fair value
Debt:
Fixed rate debt	$—	$—	$650,000	$—	$—	$650,000	$668,250
Average rate	n/a	n/a	10.97%	n/a	n/a
Variable rate debt	$—	$—	$300,000	$509,000	$—	$809,000	$797,550
Average interest rate	n/a	n/a	9.45%	6.45%	n/a

Total gross debt	$—	$—	$950,000	$509,000	$—	$1,459,000	$1,465,800

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $434.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $4.3 million.

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

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. For more information about our interest rate swaps, see note 6 to the Consolidated Financial Instruments.

Item 8.	Financial Statements and Supplementary Data

The following combined financial statements, and the related notes thereto, of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II. and subsidiaries and the Report of the Independent Registered Public Accounting Firm are filed as a part of this report.

Report of Independent Registered Public Accounting Firm

The Partners

Universal City Florida Holding Company I

and

Universal City Florida Holding Company II

We have audited the accompanying combined balance sheets of Universal City Florida Holding Company I and Universal City Florida Holding Company II (collectively referred to as UCHC) as of December 31, 2007 and 2006, and the related combined statements of operations, comprehensive income and changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of UCHC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Universal City Florida Holding Company I and Universal City Florida Holding Company II at December 31, 2007 and 2006, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

          Certified Public Accountants

Orlando, Florida

March 17, 2008

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$138,139	$76,428
Accounts receivable, net	34,025	30,034
Receivables from related parties	5,053	7,576
Inventories, net	42,240	43,816
Prepaid expenses and other assets	5,731	3,923
Notes receivable	—	4,960

Total current assets	225,188	166,737

Property and equipment, at cost:
Land and land improvements	473,656	488,675
Buildings and building improvements	1,380,898	1,377,175
Equipment, fixtures and furniture	1,074,322	1,105,048
Construction in process	72,568	17,652

Total property and equipment, at cost:	3,001,444	2,988,550
Less accumulated depreciation	(1,340,091)	(1,273,232)

Property and equipment, net	1,661,353	1,715,318

Other assets:
Interest rate swap assets, at fair market value	—	4,050
Investments in unconsolidated entities	12,828	7,097
Intangible assets, net	55,107	13,283
Deferred finance costs, net	20,323	27,937
Assets held for sale	18,205	2,551
Other assets	9,014	7,930

Total other assets	115,477	62,848

Total assets	$2,002,018	$1,944,903

	December 31, 2007	December 31, 2006
	(In thousands)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$137,942	$96,362
Unearned revenue	46,681	47,250
Due to related parties	22,583	8,476
Current portion of capital lease and financing obligations	375	634
Current portion of long-term borrowings	—	75

Total current liabilities	207,581	152,797

Long-term liabilities:
Long-term borrowings, net of current portion	1,457,126	1,456,289
Capital lease and financing obligations, net of current portion	31,113	—
Minority interest in equity of UCRP	7,294	8,066
Interest rate swap liability, at fair market value	5,106	—
Other	10,978	7,699

Total long-term liabilities	1,511,617	1,472,054

Partners’ equity:
Vivendi Universal Entertainment	143,963	158,001
Blackstone	143,963	158,001
Accumulated other comprehensive (loss)/income	(5,106)	4,050

Total partners’ equity	282,820	320,052

Total liabilities and partners’ equity	$2,002,018	$1,944,903

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating revenues:
Theme park passes	$450,844	$420,654	$436,015
Theme park food and beverage	115,166	108,595	105,179
Theme park merchandise	101,596	91,418	87,719
Other theme park related	99,478	81,878	69,075
Other	164,759	152,841	152,608

Total operating revenues	931,843	855,386	850,596
Costs and operating expenses:
Theme park operations	175,231	166,268	165,160
Theme park selling, general and administrative	148,544	144,819	138,355
Theme park cost of products sold	112,865	104,342	100,858
Special fee payable to Vivendi Universal Entertainment and consultant fee	57,996	53,408	53,084
Depreciation and amortization	110,327	111,210	117,308
Other	136,125	130,440	134,632

Total costs and operating expenses	741,088	710,487	709,397

Operating income	190,755	144,899	141,199

Other (expense) income:
Interest expense	(146,728)	(148,519)	(141,766)
Interest income	7,780	4,963	2,022
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	—	500	(391)
Income (loss) from joint ventures	1,724	(711)	(178)
Gain from sale of property and equipment	2,776	5,195	2,180
Minority interest in net earnings of UCRP	(2,773)	(2,537)	(2,418)

Total other expense, net	(137,221)	(141,109)	(140,551)

Net income	$53,534	$3,790	$648

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN PARTNERS’ EQUITY

	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive (Loss) Income	Total Partners’ Equity	Comprehensive Income
	(In thousands)
Balance at December 31, 2004	$175,782	$175,782	$(5,622)	$345,942	$—
Change in fair value of interest rate swaps designated as hedges	—	—	2,469	2,469	2,469
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	5,401	5,401	5,401
Partner distributions	(10,000)	(10,000)	—	(20,000)	—
Net income	324	324	—	648	648

Balance at December 31, 2005	166,106	166,106	2,248	334,460	8,518

Change in fair value of interest rate swaps designated as hedges	—	—	1,580	1,580	1,580
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	222	222	222
Partner distributions	(10,000)	(10,000)	—	(20,000)	—
Net income	1,895	1,895	—	3,790	3,790

Balance at December 31, 2006	158,001	158,001	4,050	320,052	5,592

Change in fair value of interest rate swaps designated as hedges	—	—	(9,156)	(9,156)	(9,156)
Partner distributions	(40,805)	(40,805)	—	(81,610)	—
Net income	26,767	26,767	—	53,534	53,534

Balance at December 31, 2007	$143,963	$143,963	$(5,106)	$282,820	$44,378

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$53,534	$3,790	$648
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	108,861	109,764	115,842
Amortization of intangible assets	1,466	1,446	1,466
Amortization of deferred finance costs	7,614	7,820	7,652
Accretion of bond discount	837	851	844
Interest on financing obligations	1,166	—	—
Distributions from investments in unconsolidated entities, net	3,681	164	529
Gain on sale of property and equipment	(2,776)	(5,195)	(2,180)
Change in fair value of interest rate swaps	—	(500)	391
(Income)/loss from investments in unconsolidated entities	(1,724)	711	178
Minority interest in net earnings of UCRP	2,773	2,537	2,418
Changes in operating assets and liabilities:
Accounts receivable, net	(3,991)	(5,480)	(5,563)
Notes receivable	70	(70)	—
Receivables from related parties	2,523	(2,927)	2,241
Inventories, net	1,576	(2,313)	(760)
Prepaid expenses and other assets	(1,808)	2,300	(1,413)
Other long-term assets	(1,084)	(1,001)	1,917
Accounts payable and accrued liabilities	20,729	4,926	(9,694)
Unearned revenue	(569)	7,768	4,494
Due to related parties	2,497	(1,034)	(8,583)
Deferred special fees payable to Vivendi Universal Enertainment	—	—	(26,642)
Other long-term liabilities	3,279	726	175

Net cash and cash equivalents provided by operating activities	198,654	124,283	83,960

Cash flows from investing activities
Property and equipment acquisitions	(60,912)	(45,313)	(38,374)
Proceeds relating to capital reimbursements	6,898	—	—
Proceeds relating to notes receivable from sale of property and equipment	4,890	—	—
Proceeds relating to settlement of capital claims	—	—	2,500
Proceeds relating to sale of property and equipment	3,058	1,150	3,571

Net cash and cash equivalents used in investing activities	$(46,066)	$(44,163)	$(32,303)

	Year ended December 31,
	2007	2006	2005
Cash flows from financing activities
Payment of partner distributions	$(70,000)	$(20,000)	$(20,000)
Distributions of minority interest in equity of UCRP	(3,545)	(2,962)	(3,606)
Contributions to investments in unconsolidated entities	(3,655)	—	—
Payments on long-term borrowings, capital lease and financing obligations, net	(13,677)	(36,989)	(6,298)
Payments for financing costs	—	—	(422)

Net cash and cash equivalents used in financing activities	(90,877)	(59,951)	(30,326)
Net increase in cash and cash equivalents	61,711	20,169	21,331
Cash and cash equivalents at beginning of year	76,428	56,259	34,928

Cash and cash equivalents at end of year	$138,139	$76,428	$56,259

Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$147,263	$147,860	$124,557

Supplemental disclosures of noncash information
Accrual of partner distribution to partners’ equity	11,610	—	—
Notes payable issued for purchase of property and equipment	—	642	565
Financing obligations	43,290	—	—
Increase/(decrease) of property and equipment in accrued liabilities	20,851	(3,901)	(7,933)
(Decrease)/Increase in interest rate swap asset	(4,050)	2,214	1,836
(Increase)/decrease in interest rate swap liability	(5,106)	88	5,643
Disposal of fully depreciated assets	42,002	4,054	2,057
Notes receivable issued for sale of property and equipment	—	4,890	—

See accompanying notes.

UNIVERSAL CITY FLORIDA HOLDING CO. I AND

UNIVERSAL CITY FLORIDA HOLDING CO. II AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS

1. Nature of Business

Ownership

Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, and collectively with Holdings I “Holdings”) are general partnerships organized in Florida. Through a holding partnership and a limited liability company, the ultimate owners (the “Partners”), each having a 50% interest in us, are Universal City Property Management II LLC (“Universal CPM”), a subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), which in turn is a subsidiary of NBC Universal, Inc. (“NBCU”), and Blackstone Capital Partners (“Blackstone”). Both Partners share in profits and losses, contributions and distributions in Holding I and Holding II in accordance with their respective ownership percentages. Subject to certain exceptions, neither Blackstone nor Universal CPM may transfer or sell their respective partnership interests, sell, pledge or encumber significant assets, issue securities or admit any additional partner or change the primary business without the consent of the other Partner.

Prior to May 11, 2004, Vivendi Universal Entertainment was owned by Vivendi Universal, S.A. (“Vivendi”). On May 11, 2004, General Electric Company (“GE”), National Broadcasting Company Holding, Inc., National Broadcasting Company, Inc. (“NBC”), Vivendi, and Universal Studios Holding III Corp., concluded a transaction pursuant to which GE and Vivendi combined the respective businesses of NBC, Universal Studios, Inc. (“USI”), Universal Pictures International Holdings B.V., and Universal Pictures International Holdings 2 B.V. and their respective subsidiaries (the “NBC Universal Transaction”). In connection with the NBC Universal Transaction, NBC changed its corporate name to NBCU. GE owns 80% of NBCU, and Vivendi controls the remaining 20%. After this transaction, NBCU indirectly owned approximately 94.5% of Vivendi Universal Entertainment which indirectly owns a 50% interest in UCDP (through Holdings). Vivendi Universal Entertainment is a non-wholly owned subsidiary of USI and certain of its affiliates, which are in turn indirect wholly owned subsidiaries of NBCU. The 50% ownership interest in UCDP held by Blackstone was not affected by the NBC Universal Transaction.

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

UCRP is deemed a variable interest entity in accordance with Financial Accounting Standards Board issued Interpretation 46R (“FIN 46(R)”), Consolidation of Variable Interest Entities, which is owned 50% by UCDP. Accordingly, the combined financial statements of UCHC include the results of UCRP for all years presented. Total assets of UCRP at December 31, 2007 and 2006, were approximately $16,183,000 and $18,028,000, respectively. Total revenues of UCRP during the years ended December 31, 2007, 2006 and 2005, were approximately $29,287,000, $27,421,000 and $26,905,000, respectively, and were included in other operating revenues in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of UCHC to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain items in the prior years’ combined financial statements have been reclassified to conform to the 2007 presentation. Various components of merchandise revenue and other revenue have been reclassified to other theme park related revenue in the combined statement of operations to more clearly isolate components of our theme park business. The 2005 distributions from unconsolidated entities, net on the combined statement of cash flows, have been reclassified to the operating activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Additionally, the non-cash portion of property and equipment included in accrued liabilities has been reclassified and reflected as non-cash transactions for 2006 and 2005. These reclassifications had no impact on net income or partners’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

UCHC carries its accounts receivables at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivables and providing appropriate allowances when collectability becomes in doubt. In addition, UCHC provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $767,000 and $605,000, respectively, at December 31, 2007 and 2006.

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost is determined using the average cost method. UCHC records a provision for the value of inventory, which has been deemed to have a realizable value that is less than the average cost.

Investments in Unconsolidated Entities

In conjunction with the construction and operation of CityWalk, UCDP has joint venture relationships in which it shared in construction costs and the profits and losses, as defined in each separate agreement. After an evaluation under FIN 46(R), where the venture is not considered to be a variable interest entity or UCDP is not considered to be the primary beneficiary, the interest in the joint venture is accounted for under the equity method in the accompanying combined financial statements. The investment in unconsolidated entities is recorded as UCDP’s share of construction costs, adjusted for profits and losses, distributions and contributions for each joint venture.

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

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which results in a weighted average life of 11 years. Intangible assets totaled $55,107,000 and $13,283,000, respectively, as of December 31, 2007 and 2006. This included $12,570,000 and $11,104,000 in accumulated amortization, respectively, as of December 31, 2007 and 2006. Amortization expense amounted to $1,466,000, $1,446,000 and $1,446,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of existing intangible assets will be approximately $1,981,000 and $2,151,000, respectively, for the years ending December 31, 2008 and 2009 and $5,441,000 for each of the following three years.

Capital Reimbursements

UCDP receives capital reimbursements for research and development costs on existing rides when VUE licenses the technology and schematics for various components of those rides either to affiliates of VUE or licensees of other Universal theme parks. Under this arrangement, UCDP collected approximately $6,898,000 during the year ended December 31, 2007, stemming from Universal licensed theme parks under construction in Singapore and Dubai. These costs are accounted for by reducing the cost basis of the various asset components along with the corresponding adjustment to future depreciation over the remaining life of the asset. In instances where the individual asset components are, or become fully depreciated, the remaining allocation is recorded as other income. As such, approximately $217,000 was recorded as other income during the year ended December 31, 2007. UCDP did not receive any capital reimbursements during the years ended December 31, 2006 and 2005.

Financing Obligations

Financing obligations represent the net present value of future payment obligations of certain intellectual property rights acquired under long term contracts. These obligations increase monthly for imputed interest costs and decrease when payments are made. Financing obligations are reported on the combined balance sheet under capital lease and financing obligations.

Assets held for sale

At the time management deems a property as held for sale, the cost basis of the land and any improvements made to that parcel are reclassified to assets held for sale on the balance sheet. Additionally, land sold in any year presented is reclassified in each prior year presented to assets held for sale. As of December 31, 2007, two properties were considered held for sale and are expected to close within twelve months.

Deferred Finance Costs

UCHC capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance. Deferred finance costs totaled $20,323,000 and $27,937,000, respectively, as of December 31, 2007 and 2006. This included $55,919,000 and $48,305,000 in accumulated amortization, respectively, as of December 31, 2007 and 2006. Amortization expense amounted to $7,614,000, $7,820,000 and $7,652,000, respectively, during the years ended December 31, 2007, 2006 and 2005.

Revenue Recognition

Revenue from theme park pass sales is recognized at the time passes are redeemed. Revenue from theme park annual pass sales is recognized over the period of benefit, which is typically one year from the initial redemption date. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of theme park passes, which have not yet been redeemed. In addition to unredeemed passes, unearned revenue includes up-front payments related to CityWalk venues, advance sales from our travel company and corporate sponsorships, which are recognized into revenue over the period of benefit.

Other Theme Park Related Revenues

Other theme park related revenues, which consist primarily of Universal Express Plus (“UEP”) sales, aged pass sales, theme park corporate special events and the parking facility, are recognized as earned. UCHC hosts special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.

Other Operating Revenues

Other operating revenues, which consist primarily of sales generated by CityWalk, UPRV and hotel rent received from our on-site hotels, are recognized as earned.

Advertising, Sales and Marketing Costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $78,821,000, $77,458,000 and $72,804,000, respectively, during the years ended December 31, 2007, 2006, and 2005, and are primarily included in theme park selling, general and administrative expenses in the accompanying combined statements of operations.

Sales Taxes

Sales taxes collected from the sale of theme park passes, food and beverage and merchandise are reported net in the statement of operations, as the taxes collected are passed through to the applicable taxing authorities.

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

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,457,126	$1,465,800	$1,456,364	$1,508,845
Interest rate swap assets	—	—	(4,050)	(4,050)
Interest rate swap liabilities	5,106	5,106	—	—

Total	$1,462,232	$1,470,906	$1,452,314	$1,504,795

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

Certain transactions of UCHC may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these combined financial statements in accordance with United States generally accepted accounting principles. Accordingly, the net income or loss of UCHC reported for income tax purposes may differ from the balances reported for those same items in the accompanying combined financial statements. The difference in the assets as reported in the combined financial statements at December 31, 2007 and as reported for tax purposes is approximately $984,456,000, while the difference in liabilities is approximately $8,804,000. The majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

Litigation

UCDP is currently involved in certain legal proceedings and has accrued its estimate of the probable legal and settlement costs for the resolution of these claims. If UCDP believes that costs from these matters are probable and the amount of the costs can be reasonably estimated, it will accrue the estimated costs. If UCDP believes a loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose the estimate of the possible loss (see note 13).

Segments

UCHC operates and tracks its results in one reportable segment in accordance with the aggregation provision of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. The adoption of SFAS 157 will not have a material impact on UCHC’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or UCHC’s first fiscal quarter of 2008. Early adoption is permitted. The adoption of SFAS 159 will not have a material impact on UCHC’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or UCHC’s first fiscal quarter of 2009 and must be applied prospectively to business combinations completed on or after that date. UCHC does not believe adoption of SFAS 141R will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or UCHC’s first fiscal quarter of 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. UCHC is currently evaluating the potential impact of the adoption of SFAS 160 on UCHC’s financial position, results of operations and cash flows.

3. Inventories

UCHC’s inventories are comprised of the following components as of December 31, (in thousands):

	2007	2006
Merchandise	$12,648	$12,709
Food and beverage	3,944	4,259
Operating supplies and maintenance parts	27,028	28,051
Less: reserves	(1,380)	(1,203)

Total	$42,240	$43,816

During the years ended December 31, 2007, 2006 and 2005, UCHC used approximately $2,642,000, $1,065,000 and $2,432,000, respectively, of the inventory reserves.

4. Investments in Unconsolidated Entities

As of December 31, 2007, UCDP had the following investments in unconsolidated entities:

Name	Year of inception	Ownership interest as of December 31, 2007	Description
NASCAR Café/Orlando Joint Venture (1)	1997	17%	Operates a restaurant in CityWalk.
Universal/Cineplex Orlando Joint Venture (2)	1997	50%	Operates a 20 screen cinema in CityWalk.
Uniman, LLC (3)	2006	50%	Licenses the rights to produce a live Blue Man Group show.

(1)	NASCAR Café/Orlando Joint Venture (“NASCAR”), is 17% owned by UCDP and 83% owned by NC Orlando, LLC. The entity operates the NASCAR Café restaurant located within CityWalk. In February 2007, the renovation of the NASCAR Café was completed and re-opened as the NASCAR Sports Grille. UCDP did not participate financially in the cost of the renovation, thus in accordance with an amended joint venture agreement, UCDP’s ownership percentage decreased from 25% to 17% on the day of re-opening. UCDP’s interest in NASCAR is accounted for under the equity method.
(2)	Universal/Cineplex Orlando Joint Venture (“Cineplex”), is 50% owned by UCDP and 50% owned by Plitt Theatres, Inc. The entity operates a 20-screen Cineplex located within CityWalk. UCDP’s interest in Cineplex is accounted for under the equity method.
(3)	Uniman, LLC (“Uniman”), is 50% owned by UCDP and 50% owned by Zebra Horse, LLC, an affiliate of Blue Man Group Productions, Inc. The entity presents a live theatrical production that combines music, comedy and multimedia artistry to create a unique form of entertainment at a theater within CityWalk. The show opened to the public in June 2007. UCDP’s interest in Uniman is accounted for under the equity method.

5. Long-Term Borrowings

Indebtedness consisted of the following as of December 31 (dollars in thousands):

	Interest Rate	Maturity Date	2007	2006
Senior secured credit facility	(1)	(2)	$509,000	$509,000
UCHC floating rate senior notes (“May 2010 notes”)	LIBOR + 475 bps	May 1, 2010	300,000	300,000
UCHC fixed rate senior notes (“May 2010 notes”)	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Equipment financing note	5.35%	April 1, 2007	—	75

Gross principal payable			1,459,000	1,459,075
Unamortized discounts			1,874	2,711

Total debt			$1,457,126	$1,456,364

(1)	The senior secured credit facility bears interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 100 bps, or at the 3-month LIBOR plus 175 bps.
(2)	The maturity date of the senior secured credit facility is June 6, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

On December 9, 2004, $450,000,000 in May 2010 notes were issued at face value under a Rule 144A Offering (“2004 Offering”). Of this total, $150,000,000 bears interest at 8.375%, while the remaining $300,000,000 bears interest at the London Interbank Offer Rate (“LIBOR”) plus 4.75%. All of the notes mature in May 2010.

Also, on December 9, 2004, the senior secured credit facility was refinanced (“2004 Amendment”), resulting in amended and restated senior secured credit facilities consisting of a $550,000,000 term loan and a $100,000,000 revolving credit facility. In addition, UCDP may borrow up to $200,000,000 of incremental debt from time to time, with modified covenants.

The senior secured credit facility consists of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 at December 31, 2007 and 2006. On those dates, no funds were outstanding on the revolving credit facility. Additionally, a commitment fee of 0.5% per annum is payable on the unused amounts of the revolving credit facility.

The senior secured credit facility is secured by a mortgage on substantially all of UCDP’s real and personal property. Currently, the senior secured credit facility is repayable in quarterly installments of 0.25%, which commenced on March 31, 2005, and ends on December 31, 2010. This equates to annual principal payments of 1.0% with the balance due in 2011. Accordingly, UCHC paid regular principal payments of $5,500,000 during the year ended December 31, 2006 in connection with the senior secured credit facility’s principal amortization schedule. Additionally, during 2006, UCDP made a voluntary prepayment in the amount of $30,000,000; effectively prepaying all principal amounts that would have been due up until the facility’s maturity date. As such, no principal payment was due nor paid during 2007. The senior secured credit facility also requires a prepayment of 50% of UCDP’s annual excess cash flow if certain financial ratios were not met beginning in 2005. These ratios were met during 2007 and 2006. As such, no such excess cash flow payment was required as of December 31, 2007 and 2006. Furthermore, all prepayments are applied in forward order of maturity. The senior secured credit facility contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among others.

The UCDP senior secured credit facility is effectively senior to both issuances of notes, and the May 2010 notes are effectively subordinated to the April 2010 notes issued by UCDP.

Scheduled maturities of amounts drawn at December 31, 2007 are as follows (in thousands):

Fiscal Year	Amount
2008	$—
2009	—
2010	950,000
2011	509,000

$1,459,000

UCHC capitalizes interest on significant capital projects, which require an extended period of time to complete. UCHC capitalized interest of approximately $1,848,000, $817,000 and $244,000, respectively, during the years ended December 31, 2007, 2006, and 2005.

6. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2007 (dollars in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(1,382)	4.77%	OCI	Fixed
175,000	October 15, 2009	(3,724)	4.41%	OCI	Fixed

$375,000		$(5,106)

The following table summarizes the changes in fair value of our interest rate swaps during the years ended December 31, (in thousands):

	2007		2006		2005
	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)
Swap #1 (1)(2)	$—	$—	$30	$—	$1,270	$—
Swap #2 (1)(2)	—	—	30	—	1,273	—
Swap #3 (1)(2)	—	—	30	—	1,291	—
Swap #4 (1)(2)	—	—	30	—	1,283	—
Swap #5 (2)	—	—	(36)	—	(895)	—
Swap #6 (3)	—	—	638	—	788	—
Swap #7	—	(4,195)	—	355	—	10
Swap #8	—	(4,961)	—	1,225	—	2,459
Ineffective amortization(1)	—	—	(222)	222	(5,401)	5,401

Total	$—	$(9,156)	$500	$1,802	$(391)	$7,870

(1)	Swaps #1 through #4 became ineffective as the result of the refinancing in December 2004.
(2)	These swaps expired during 2006.
(3)	This swap expired during 2007.

7. Operating Lease Obligations

UCHC has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

The following is a five-year schedule of minimum future rental payments under the non-cancelable operating leases at December 31, 2007 (in thousands):

Fiscal Year	Amount
2008	$3,462
2009	2,995
2010	2,384
2011	1,970
2012	1,111
Thereafter	275

$12,197

During the years ended December 31, 2007, 2006, and 2005, respectively, UCHC incurred rent expense under the operating leases of approximately $3,406,000, $3,318,000 and $3,837,000, which is included in the related costs and operating expenses in the accompanying combined statements of operations.

8. Capital Leases and Financing Obligations

On May 25, 2007, UCDP entered into an agreement with Warner Bros. Consumer Products Inc. (“WB”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”). This license will be used for appropriately themed attractions, merchandise stores and food venues which will be incorporated in a new “island” that will include a re-themed portion of one of the “islands”, and additional undeveloped real estate at IOA. These attractions should be open by summer of 2010. Under the terms of the agreement, we have the right to use the licensed property until approximately ten years after the scheduled grand opening date of the attractions. We also have the ability to extend the term for two successive five-year renewal periods. Our use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides us with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around Universal’s IOA. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

UCDP has other intellectual property agreements. UCDP also leases certain equipment under capital leases. Intangible assets and equipment, fixtures and furniture included approximately $42,590,000 and $5,233,000, related to financing obligations and capital leases as of December 31, 2007 and 2006, respectively. This included $0 and $4,753,000 in accumulated depreciation and amortization, respectively, as of December 31, 2007 and 2006. Depreciation and amortization expense related to assets under financing obligations and capital leases amounted to $481,000, $587,000 and $796,000, respectively, during the years ended December 31, 2007, 2006, and 2005. At December 31, 2007, future minimum payments due under financing obligations and capital leases totaled approximately $31,488,000 (net of $15,637,000 in interest). The net present value of future minimum payments include $375,000, $5,151,000, $3,747,000, $3,482,000, $3,236,000 and $15,497,000 due in the years ending December 31, 2008, 2009, 2010, 2011, 2012, and years subsequent to 2012, respectively.

9. Compensation Plans

Deferred Compensation Plan

UCDP has a deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at death or at termination of their employment or after specified waiting periods, as they elect at the time of deferral. Funds are also available at their election at retirement, at termination of their employment, at death or during specified in-service periods, or in the event of an approved unforeseeable financial emergency. At December 31, 2007 and 2006, respectively, UCDP had accrued approximately $8,915,000 and $7,699,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying combined balance sheets. To fund the Plan, UCDP purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $8,998,000 and $7,757,000, respectively, at December 31, 2007 and 2006, and is included in other assets in the accompanying combined balance sheets.

Long-Term Growth Plan

On September 6, 2005, the Park Advisory Board approved a Long-Term Growth Plan (the “2007 Growth Plan”) effective as of January 1, 2005. The 2007 Growth Plan also provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (“VARs”). The value of a VAR is generally based on the growth in market value of the equity interests of the Partners in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBCU owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. Since a change in ownership did not occur, the payout value was calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. UCDP accrued the estimated payout value of the 2007 Growth Plan straight line over its term. Under the plan, all awards are paid in cash. As of December 31, 2007 and 2006, UCDP had approximately $8,571,000 and $5,072,000 respectively, accrued under this plan. The amount accrued for at December 31, 2007 was paid in February 2008.

10. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities as of December 31, (in thousands):

	2007	2006
Accounts payable	11,602	$6,603
Capital expenditures	24,817	3,966
Marketing and advertising	10,322	5,444
Interest	26,916	29,085
Compensation and benefits	32,826	26,131
Operating accruals	17,716	14,268
Consulting fees	4,464	4,244
Property and sales tax	2,301	1,507
Other	6,978	5,114

Total	$137,942	$96,362

11. Related Party Transactions

Vivendi Universal Entertainment’s Special Fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. The special fee amounted to approximately $38,419,000, $35,300,000 and $35,251,000, respectively, during the years ended December 31, 2007, 2006, and 2005. Interest expense incurred on the deferred special fee was approximately $805,000, $996,000 and $1,593,000, respectively, during the years ended December 31, 2007, 2006, and 2005.

Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can also be paid if certain leverage ratios are met. These ratios were met as of UCHC’s fiscal quarter end dates in 2007 and 2006. In addition, Holdings purchased from Vivendi Universal Entertainment the right to receive from UCDP the most recently accrued $70,000,000 of deferred special fees relating to Universal’s Islands of Adventure for $70,000,000. This receivable from UCDP has been eliminated upon consolidation. Also, $50,000,000 of the next most recently accrued deferred special fees related to Universal’s Islands of Adventure and Universal Studios Florida was forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination aspects of UCDP’s senior secured credit facility, the April 2010 notes or the May 2010 notes, the special fee may not be paid if there is an event of default (or to the knowledge of UCHC’s officers a default).

During the years ended December 31, 2007 and 2006, UCHC paid total fees of approximately $38,471,000 and $35,893,000, respectively, to Vivendi Universal Entertainment. The amount due to Vivendi Universal Entertainment as of December 31, 2007 and 2006 approximated $8,967,000 and $8,214,000. The balances payable as of December 31, 2007 and 2006 were classified as current.

Partner Distributions

UCHC paid distributions to the Partners of $70,000,000, $20,000,000, and $20,000,000, respectively, during the years ended December 31, 2007, 2006, and 2005. Additionally, at December 31, 2007, we have accrued $11,610,000 in distributions that will be paid in April 2008 to the Partners for their expected payments of income taxes based on our financial results.

Other Partner Matters

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If the other party declines the opportunity to purchase, the offering party shall market both parties’ interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of Holdings being acquired by Blackstone, which could pose a number of risks to our business. UCDP licenses the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1: Business—Intellectual property.” Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of USI, Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under UCDP’s license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Entry into a Contribution Agreement

Effective February 29, 2008, the partners entered into a contribution agreement (“the 2008 Contribution Agreement”) with UCDP, allowing UCDP to request, through Holdings, cash contributions not to exceed a total of $50,000,000 to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under UCDP’s existing bank credit agreement with JPMorgan Chase. In connection with the 2008 Contribution Agreement, Blackstone amended its loan with JPMorgan Chase Bank and another lender to allow for the capital contribution.

Reimbursement of UCDP’s Manager’s Costs

Vivendi Universal Entertainment provides UCHC with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of UCDP’s partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCHC by Vivendi Universal Entertainment. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCHC projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCHC receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Vivendi Universal Entertainment that administers the allocations, has indicated to UCHC that their allocation methods are reasonable. During the years ended December 31, 2007, 2006, and 2005, respectively, UCHC incurred approximately $22,300,000, $21,367,000 and $21,763,000 related to these services.

Advisory Services Agreements

UCDP has an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCHC with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCHC’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCHC pays each Partner $1,250,000 annually. During the years ended December 31, 2007, 2006, and 2005, UCHC incurred $2,500,000 per year related to the Services Agreement. These amounts were included in other costs and operating expenses in the accompanying combined statements of operations.

Directors Fees

In 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd., was amended to add a provision which permits VUE and Blackstone to be reimbursed up to $125,000 each for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. For the year ending December 31, 2007, UCHC paid $250,000 under this amended provision.

Transactions with UCF Hotel Venture

UCDP has a lease agreement with UCF Hotel Venture (“UCF HV”), an entity partially owned by Vivendi Universal Entertainment. The lease is for the land under three hotel sites, which requires lease payments based on a percentage of hotel revenue. UCF Hotel Venture is also required to pay UCHC an additional ground rent based on their cash available after their partners’ distributions, subject to an annual cap. The cash flow threshold was met during each of the years presented, therefore UCHC received additional rental revenue. During the years ended December 31, 2007, 2006 and 2005, respectively, UCHC recorded approximately $13,598,000, $10,802,000 and $7,680,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying combined statements of operations.

Hotel guests may charge theme park passes, food and beverage and merchandise sold at IOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCHC then collects this revenue by billing UCF HV. In addition, UCHC provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways, and hotel marketing. During the years ended December 31, 2007, 2006 and 2005, respectively, total amounts received from UCF HV were approximately $17,788,000, $16,827,000 and $17,143,000.

Transactions with Related Theme Parks

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando (“WNW”). UCDP participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including IOA, USF and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2007, 2006, and 2005, respectively, UCDP’s share of revenue from this ticketing program was approximately $38,574,000,

$39,323,000 and $44,207,000. During the years ended December 31, 2007, 2006, and 2005, respectively, WNW’s share of this ticketing program was approximately $7,291,000, $7,400,000 and $8,317,000.

Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai, which will use our technology and schematics for various components on some of their rides. For the year ended December 31, 2007, we received approximately $6,898,000 from these parks as capital reimbursements.

Transactions with NBCU and GE

As a result of the NBC Universal Transaction, UCDP is realizing synergies with other NBCU businesses which include cross-promotion with a variety of NBCU television and cable services, in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in UCDP’s parks. UCDP estimates the value of both sides of these transactions during the years ended December 31, 2007, 2006 and 2005 to be approximately $5,100,000, $4,700,000 and $3,000,000, respectively.

UCDP leases certain trailers through a subsidiary of GE. During the years ended December 31, 2007 and 2006, the cost of these leases was approximately $191,000 and $176,000, respectively. The majority of these leases expire in 2010, while the minimum future lease payments under the leases totaled approximately $483,000 as of December 31, 2007. These leases existed prior to the NBC Universal Transaction.

We have also entered into a sponsorship agreement with GE Money Bank.

Receivables from Related Parties

Receivables from related parties are comprised of the following amounts as of December 31, (in thousands):

	2007	2006
UCF HV	$2,667	$5,936
HR Florida Partners (1)	—	869
Cineplex Odeon	533	237
Uniman LLC	456	—
Other	1,397	534

Total	$5,053	$7,576

(1)	On December 31, 2006, Vivendi Universal Entertainment sold its interest in HR Florida Partners.

12. Retirement Plan

UCDP has a defined contribution plan (the “Contribution Plan”) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCDP are eligible to participate upon their date of hire. Nonexempt employees are eligible to participate in the Contribution Plan upon the accumulation of 1,000 hours of service and may enroll any time after the first Contribution Plan Entry Date (January 1, April 1, July 1 or October 1) that coincides with or immediately follows the date upon which the employees becomes eligible. UCDP provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total contributions made by UCDP under the Contribution Plan were approximately $4,189,000, $3,853,000 and $3,698,000, respectively, during the years ended December 31, 2007, 2006, and 2005.

13. Commitments and Contingencies

Consulting Agreement

UCDP has an agreement (the “Consulting Agreement”) with a Consultant (as defined in Item 7) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of UCDP’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying combined statements of operations include consulting fee expense under the Consulting Agreement of approximately $19,577,000, $18,108,000 and $17,833,000, respectively, during the years ended December 31, 2007, 2006, and 2005.

Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consulting Agreement is Universal Studios Japan. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. USI has guaranteed UCDP’s obligations under the Consulting Agreement for the benefit of the Consultant and Vivendi Universal Entertainment has assumed USI’s obligations under that guarantee. Accordingly, fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by UCDP. The unpaid fees were approximately $4,202,000 and $3,961,000, respectively, as of December 31, 2007 and 2006. These amounts were paid in the following year. Vivendi Universal Entertainment has indemnified UCDP against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consulting Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount and timing of such a cash payment and the Company’s ability to make such a cash payment, the Company’s ability to refinance UCDP’s senior secured credit agreement, the April 2010 notes and the May 2010 notes, and the Company’s ability to incur future indebtedness could be adversely impacted by this right of the Consultant.

Litigation

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2007 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the USF and IOA tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. Although UCDP may challenge these assessments in circuit court, UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Orange County Property Appraiser (the “Property Appraiser”) reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the 2006 tangible personal property assessments (the “Property Appraiser’s 2006 Tangible Personal Property Complaint”). On May 16, 2007, UCDP filed two lawsuits against the Property Appraiser, Orange County Tax Collector (the “Tax Collector”) and the Florida Department of Revenue (the “FDOR”), challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA and for (ii) UCDP’s parking garages. The parties are currently engaged in motion practice and discovery and we cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Orange County Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on Universal’s Islands of Adventure, and it also dismissed UCDP’s due process claim. On May 7, 2007, UCDP also re- filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to Islands of Adventure and also filed motions seeking rehearing, clarification and leave to amend the original complaint. On September 12, 2007, the Florida Department of Revenue filed an Answer. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s re-filed Back Assessment Complaint. The Property Appraiser and the Tax Collector are appealing the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP intends to oppose the appeal. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the “Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants, along with other theme park industry owners or operators, which was later amended to add UCDP and Universal City Studios LLLP (“UCS”) and to dismiss NBCU, USI and The Blackstone Group, (the “Amended Complaint”). The Amended Complaint alleged that the defendants were liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme park rides. On August 16, 2007, the plaintiffs, UCDP and UCS agreed to settle the claims set forth in the Amended Complaint, and on November 12 and 19, 2007, the parties executed the final settlement documents. On December 10, 2007, the court entered an order endorsing the Stipulation of Dismissal agreed to by plaintiffs, UCDP and UCS. The resolution was within the amount accrued for the loss contingency and was paid during the fourth quarter of 2007.

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

In June 2007, UCDP sold 2 acres of land. The cost basis of the land approximated $300,000. In connection with this sale, UCHC recorded a gain of approximately $2,776,000 during the year ended December 31, 2007.

In December 2006, UCDP sold 4 acres of undeveloped land. The cost basis of the land approximated $845,000. In connection with this sale, UCHC recorded a gain of $5,195,000 during the year ended December 31, 2006. As part of the transaction, UCDP received a promissory note from the buyer in the amount of $4,890,000, which was repaid during 2007.

In December 2005, UCDP sold 4 acres of undeveloped land. The cost basis of the land approximated $1,391,000. In connection with this sale, UCHC recorded a gain of $2,180,000 during the year ended December 31, 2005.

15. Quarterly Data (Unaudited)

UCHC’s quarterly results are subject to seasonal variations. UCHC’s quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Operating revenues	$186,593	$260,577	$266,685	$217,988
Operating income	9,017	60,410	80,658	40,670
Net (loss) income	(28,168)	26,726	47,708	7,268

2006
Operating revenues	$181,559	$249,687	$225,521	$198,619
Operating income	2,806	55,165	52,849	34,079
Net (loss) income	(35,170)	17,898	18,400	2,662

The quarterly results above were impacted by the following discrete transactions:

(1)	During the fourth quarter of 2006, UCHC recorded a gain of $5,195,000 related to a land sale. (see note 14).
(2)	During the second quarter of 2007, UCHC recorded a gain of $2,776,000 related to a land sale. (see note 14).

16. Subsequent Events

Effective February 6, 2008, Gretchen Hofmann, Executive Vice President of Sales and Marketing of UCDP, retired.

Effective February 29, 2008, the partners entered into a contribution agreement with UCDP, allowing UCDP to request, through Holdings, cash contributions not to exceed a total of $50,000,000 to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under UCDP’s existing bank credit agreement with JPMorgan Chase.

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

There was no change in Holdings’ internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

March 20, 2008

We, as members of management of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We, under the supervision of and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on the specified criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

March 20, 2008

We, as members of management of UCFH I Finance, Inc. and UCFH II Finance, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We, under the supervision of and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on the specified criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Holding I and Holding II are both Florida general partnerships. Holding I is the limited partner, with approximately 23% interest, of UCDP and Holding II is the general partner, with approximately 77% interest, of UCDP. Holding I and Holding II are both owned 50% by Universal CPM and 50% by Blackstone. Holding I has five partners, the four Blackstone entities and their respective sole members, and Universal CPM. The partnership interests in Holding I are currently owned 50% by Blackstone and 50% by Universal CPM. Holding II also has five partners which are the same five partners that are partners of Holding I. The partnership interests in Holding II are currently owned 50% by Blackstone and 50% by Universal CPM. Under the partnership agreements of Holdings, each partnership is governed and managed by six representatives, three designated by Universal CPM and three designated by Blackstone. The three representatives currently designated by Universal CPM are Tom Williams, Christy Shibata and John Sprouls. The three representatives currently designated by Blackstone are Michael Chae, Tom McGrath and Jill Greenthal. The principal officers of each of the issuers are John Sprouls, President/Chief Executive Officer, and Tracey Stockwell, Treasurer/Chief Financial Officer. In addition, Tom Williams serves as Chairman of each of UCFH I Finance and UCFH II Finance.

Pursuant to the terms of UCDP’s partnership agreement, UCDP is governed and managed by its general partner, Holding II, through a six-member committee of representatives of the partners of Holding II, known as the Park Advisory Board. Three members of the Park Advisory Board are designated by Blackstone and three are designated by Universal CPM. Holding II has the exclusive right to manage and control UCDP and may execute documents, instruments and agreements on UCDP’s behalf. All actions of the Park Advisory Board must be approved by the representatives of both Blackstone and Universal CPM (except when the capital account balance of either Blackstone or Universal CPM is half that of the other, then the partner with the greater capital account balance is entitled to exclusively govern and manage UCDP for so long as its capital account balance is twice that of the other partner). UCDP’s partnership agreement provides for Vivendi Universal Entertainment to manage the day-to-day operation of our theme parks subject to the supervision and oversight of the Park Advisory Board.

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

Name	Age	Position
Thomas L. Williams(1)	60	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

John R. Sprouls(1)	49	Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts, President/Chief Executive Officer for each of Holding I and Holding II, Chief Executive Officer for UCDP and Universal CPM representative for each of Holding I and Holding II

Christy R. Shibata	35	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

Jean Louis Bonnier (1)	45	Universal CPM representative on the audit committee for each of Holding I and Holding II and UCDP

Salil K. Mehta	44	Universal CPM representative on UCDP’s Park Advisory Board

Michael S. Chae	39	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Thomas B. McGrath	53	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Jill Greenthal	51	Blackstone representative on UCDP’s Park Advisory Board, Blackstone representative on the audit committee for each of Holding I and Holding II, and UCDP, and Blackstone representative for each of Holding I and Holding II

William A. Davis	61	President and Chief Operating Officer, Universal Orlando

Tracey L. Stockwell	43	Senior Vice President and Chief Financial Officer, Universal Orlando, Treasurer/Chief Financial Officer for each of Holding I and Holding II

Richard E. Costales	55	Senior Vice President, Park Operations, Universal Orlando

Richard T. Florell	59	Senior Vice President and General Manager, Resort Revenue Operations, Universal Orlando

Peter C. Giacalone	56	Senior Vice President, Business Development, Universal Orlando

J. Michael Hightower(1)	50	Senior Vice President, Technical Services, Universal Orlando

Kurt Kostur	41	Senior Vice President, Marketing, Universal Orlando

Michelle McKenna	42	Senior Vice President and Chief Information Officer, Universal Orlando

John McReynolds	44	Senior Vice President, External Affairs, Universal Orlando

Catherine A. Roth	50	Senior Vice President, Legal Affairs and General Counsel, Universal Orlando

James A. Timon	49	Senior Vice President, Entertainment, Universal Orlando

Sherry L. Berlin	38	Vice President Finance, Treasurer, Universal Orlando

Daniel P. Neal	35	Vice President Finance, Controller, Universal Orlando

(1)	Employed by Vivendi Universal Entertainment or one of its affiliates.

Thomas L. Williams has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since October 1999. In addition, Mr. Williams was appointed Chairman of each of UCFH I Finance and UCFH II Finance in December 2004. Mr. Williams has been Chairman and Chief Executive Officer of Universal Parks & Resorts, a division of Vivendi Universal Entertainment since 1999. Prior to holding that position, Mr. Williams served as UCDP’s President and Chief Executive Officer from 1997 to 1999, and as UCDP’s President and Chief Operating Officer from 1990 to 1997. Prior to joining Universal Orlando in 1987 he was Vice President of Hotels and Restaurants for Yosemite National Park.

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

Christy R. Shibata has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since April 2007. Ms. Shibata currently serves as Executive Vice President and Chief Financial Officer of Universal Pictures and Studios, a position held since March 2007. Prior to that time and since October 2005, she was Vice President and Chief Financial Officer, of CNBC and CNBC International. From September 2002 to September 2005, she was the Chief Financial Officer at GE Healthcare Japan.

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

Salil K. Mehta was recently appointed as a Universal CPM representative to UCDP’s Park Advisory Board. Mr. Mehta is the President of Business Operations, Strategy and Development of NBC Universal, a position held February 2008. From 2005 to 2008, Mr. Mehta was an executive VP of ESPN Enterprises and prior to that time, he worked in the corporate strategic planning department at Walt Disney Company and was the executive VP of Corporate Business Development for them since 2002.

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

Thomas B. McGrath has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since August 2006. Mr. McGrath is the founder of Crossroads Media, a co-chairman of Screen Capital International, and a board member of CineWorld UK, Timeplay, and V-Media. Mr. McGrath was formerly Executive Vice President of the Viacom Entertainment Group and President of Time Warner International Broadcasting

Jill Greenthal has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since February 2007. Ms. Greenthal also serves on the audit committees for each of Holding I and Holding II and UCDP. Ms. Greenthal is a Senior Advisor in the Private Equity group at Blackstone, a position held since September 2007. Prior to that time, she was a Senior Managing Director in the Corporate and Mergers and Acquisitions Advisory Services group since 2003. Ms. Greenthal currently serves on the Board of Directors of Akamai Technologies, Freedom Communications, Martha Stewart Living Omnimedia, and Orbitz Worldwide.

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

Richard E. Costales has been UCDP’s Senior Vice President, Resort Operations since 2003. From 1994 to 2003, he served as UCDP’s Senior Vice President, Park Operations. From 1991 to 1994, he served as UCDP’s Vice President of Operations. Prior to 1991, Mr. Costales was UCDP’s Director of Operations.

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

J. Michael Hightower has been UCDP’s Senior Vice President, Technical Services since 2004. From 2002 to 2004, Mr. Hightower was Vice President of Project Management for Universal Creative, a division of Vivendi Universal Entertainment. From 2000 to 2002, Mr. Hightower served as Vice President of Attraction Management for Universal Studios Recreation Japan Planning. From 1998 to 2000, he served as Vice President of Attraction Development for Universal Studios Florida and Universal’s Islands of Adventure.

Kurt Kostur was promoted to UCDP’s Senior Vice President, Marketing during 2006. Prior to that, he had been UCDP’s Vice President, Marketing since 2003. From 2000 to 2003, Mr. Kostur was UCDP’s Vice President, Marketing Communications. Prior to holding that position, he served as UCDP’s Vice President, Advertising during 2000.

Michelle McKenna has been UCDP’s Senior Vice President and Chief Information Officer since July 2007. From 2006 to 2007, she was the Senior Vice President and Chief Information Officer for Centex Destination Properties. Prior to that position, she served as Vice President of Information Technologies for the Walt Disney Company from 2001 to 2006.

John McReynolds was promoted to UCDP’s Senior Vice President, External Affairs in March 2007. Prior to that, he had been UCDP’s Vice President, Government Relations since 2000. From 1995 until 1997, he served as UCDP’s Manager of Government Relations; from 1997 until 1998 as UCDP’s Director of Government Relations; and from 1998 until 2000, as UCDP’s Senior Director of Government Relations. Prior to holding those positions, Mr. McReynolds held various position in United States Senator Connie Mack’s office.

Catherine A. Roth was promoted to Senior Vice President, Legal Affairs and General Counsel in March 2007. She served as UCDP’s Vice President of Legal Affairs since February 2001. From 1990 until 1992, she served as UCDP’s Senior Attorney, from 1992 until 2000 as UCDP’s Director, Legal and Business Affairs and from 2000 to 2001 as Senior Director, Legal and Business Affairs. Prior to holding those positions, Ms. Roth worked for Merhson, Sawyer, Johnston, Dunwody & Cole and Finley, Kumble, Wagner, Heine, Underberg, Manley and Casey in Miami, Florida. Ms. Roth received her J.D. from the University of Miami.

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

Sherry L. Berlin has been UCDP’s Vice President of Finance and Treasurer since late 2005. From 1996 to 2005, Ms. Berlin held two positions with the company, UCDP’s Assistant Treasurer/Director of Capital and Director of Internal Audit. Prior to joining us, Ms. Berlin was a Senior Auditor at Franklin Templeton Mutual Funds and Deloitte & Touche LLP. Ms. Berlin received a B.B.A. in accounting from Baylor University and is a Certified Public Accountant in Florida.

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

Audit Committee

Our audit committee and the audit committee of UCDP are comprised of the same two members. Each of Blackstone and Vivendi Universal Entertainment, who together hold 100% of our equity interests (each holding a 50% interest), has appointed one member. Blackstone has appointed Jill Greenthal, and Vivendi Universal Entertainment has appointed Jean Louis Bonnier. Ms. Greenthal was appointed in February 2007, while Mr. Bonnier was appointed in February 2005.

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

Changes in Directors and Executives

Effective March 11, 2008, Salil Mehta was appointed as a member of UCDP’s Park Advisory Board.

Effective February 8, 2008, Gretchen Hofmann retired her position as UCDP’s Executive Vice President of Sales and Marketing. A replacement has not yet been identified.

Effective April 13, 2007, Patricia Hutton resigned her position as Universal CPM’s representative of Holdings I and Holdings II and from UCDP’s Park Advisory Board. Effective on that same day, she was replaced by Christy R. Shibata.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

The compensation program for UCDP’s named executive officers (“NEO’s”) is designed to attract, retain, incentivize and reward talented executives who can contribute to its growth and success and thereby build value over the long term. UCDP’s executive compensation program is organized around the following fundamental principles:

•	Compensation should be tied to the success of the Company and each executive’s contribution to that success.

•

The level of compensation should consider the importance of the executive to the company, the competition for the executive’s talent and relative compensation levels for other executives within the company.

We do not have any securities listed on a national securities exchange and are not a listed issuer. We do not have a designated compensation committee as the Park Advisory Board believes it is appropriate for executive officer compensation to be determined by two designated representatives of Holdings, Michael Chae and Tom Williams, on behalf of Blackstone and Universal CPM, respectively. This process is set forth in UCDP’s partnership agreement.

Benchmarking of Compensation

UCDP periodically assesses the competitiveness of its pay practices for its NEO’s through internal staff research and through purchased external studies conducted by Watson Wyatt. External studies analyze nonpublic information regarding overall compensation and specific compensation elements such as base salary and incentive compensation of peer group companies. While the peer group companies used in the study are not explicitly identified, they are categorized by industry, such as entertainment, restaurant, or retail, and their respective revenue levels. UCDP uses the information provided about companies that are in the same industries as UCDP with which UCDP competes for employees. Internal analysis focuses on public information regarding compensation elements such as incentive based compensation of peer group companies in the entertainment, restaurant and retail industries.

Elements of Incentive Compensation

UCDP’s compensation practices are designed to reward successful individual performance and the success of the Company by aligning executives’ financial interests with those of the Company’s through a combination of base salary and performance-based incentive compensation. Base salary is linked to the executive’s role and contributions to the Company. Performance-based incentive compensation is comprised of annual cash bonuses tied to the individual’s performance against their objectives and the Company’s performance, and a long-term growth plan, used to focus executives’ efforts toward longer-term performance, thereby enhancing the value of the Company to the partners.

Base Salary

Base salaries are generally designed to be competitive with comparable positions in peer group companies in order to attract and retain talented executives with compensation packages that are competitive but fair. Several elements of executive compensation are compared to those of peer group companies, including base salary and performance-based incentive compensation under our Annual Incentive plan and, in 2007, our Long-Term Growth Plan. Each NEO’s actual salary varies based on his or her qualifications and experience, responsibilities and potential. Base salaries are reviewed annually and adjusted based on achievement of qualitative and quantitative individual goals and objectives developed by the individual with their manager, as well as when an individual is promoted or assumes additional responsibilities. Over the last five years, our NEO’s have received base salary increases ranging from 3% to 10%. In some situations, base salaries may be modified higher based upon an individual’s performance review and the discretion of the Executive Vice President, Human Resources, Legal and Business Affairs for UPR.

Performance-based Incentive Compensation

The Company’s incentive compensation programs are overseen by the representatives of Holdings and have the ability to offer different types of cash awards to promote high performance levels and achievement of corporate goals by key employees encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company. NEO’s qualify for short and long-term incentives if they meet the individual and corporate performance objectives and targets set at the beginning of each fiscal year.

Annual Incentive Plan

The goal of our Annual Incentive Plan (also referred to in certain employment agreements of our NEO’s as the Executive Incentive Plan and hereinafter the “Incentive Plan”) is to reward superior performance. Our Incentive Plan provides our executive team the opportunity to benefit from our business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in the Incentive Plan are limited to our executive employees at a Director level or above who do not participate in a Sales Incentive Plan. Under the Incentive Plan, which is administered by our Compensation department, each participant has a bonus target of 15 to 30 percent of their base salary, generally based on their level in the organization with the bonus target for Senior Vice President and above starting at 25% of their base salary. Each year participants and their managers create individual objectives which support the overall operating plan established by senior management. While the specifics of each individual’s goals will vary depending upon their role within the Company, most goals focus upon team member satisfaction, guest satisfaction and financial returns. At the conclusion of the fiscal year the individual objectives are evaluated by the individual’s manager and an overall personal performance percentage is assigned to them. Concurrently, company performance is determined by operating performance of UCDP as measured by EBITDA (as defined) and cash flow. Payout is then based on the target multiplied by personal performance multiplied by company performance. Over the last five years, our named executive officers have received incentive rewards ranging from 22% to 73%. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause) they will participate in the Incentive Plan on a pro-rata basis. If a person ceases to be employed by us or Vivendi Universal Entertainment because they have been terminated for cause, or for reasons other than retirement, disability, death prior to Incentive Plan payout, their participation in the Incentive Plan is terminated and no plan payments are made.

2007 Long-Term Growth Plan

On September 6, 2005, the Park Advisory Board of UCDP approved the Long-Term Growth Plan effective as of January 1, 2005. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more VARs based upon the participant’s level of responsibility within the Company. The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners and NBC Universal, Inc.) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. Since a change in ownership did not occur, the payout value was calculated based on an earnings multiple from financial results generated from January 2005 through December 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled. As of December 31, 2007, approximately $8,571,000 has been accrued for this plan. The amount accrued for was paid in February 2008.

Determining Compensation for UCDP’s Chief Executive Officer in 2007

Mr. Sprouls has been Holdings Chief Executive Officer since December 2004 and UCDP’s Chief Executive Officer since December 2006. At the beginning of each year, Mr. Sprouls develops objectives designed to achieve Company success. These objectives are reviewed with Mr. Sprouls’ manager, Thomas L. Williams, the Chairman and CEO of UPR, for the corollary purpose of establishing how Mr. Sprouls performance will be assessed. These objectives are largely derived from the Company’s focus on team member satisfaction, guest satisfaction and financial returns. Mr. Sprouls does not participate in the final determination of his own compensation.

For 2007, based on the Company’s performance, Mr. Sprouls leadership contribution in his new role as CEO of UCDP, and Mr. Sprouls performance against the above measured objectives, the portion of his base salary attributable to UCDP was increased from $188,511 to $202,150, a 7% increase. The prior CEO received base salary increases ranging from 2.5% to just over 6% from 2003 through 2006. Additionally in 2007, Mr. Sprouls received a bonus under VUE’s Annual Incentive Plan, $110,000 of which was attributable to UCDP, and for which UCDP reimbursed VUE. The prior CEO received bonuses under UCDP’s Annual Incentive Plan ranging from $150,000 to $391,500 during the period from 2003 to 2006. Mr. Sprouls payout under the UCDP 2007 Long Term Growth Plan described above was $450,000. There was no payout under this plan in 2006. Mr. Sprouls total compensation attributable to UCDP throughout 2007 was $769,650, as compared to $258,711 in 2006, with the majority of the increase due to the payout under the Long Term Growth Plan. We believe that Mr. Sprouls’ total compensation is closely connected with the Company’s objective to retain, incentivize and reward talented executives who can contribute to its growth and success and thereby build value over the long term.

2007 Summary compensation table

The following table sets forth the compensation during the last three fiscal years awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and of our three other most highly compensated executive officers as of December 31, 2007 collectively the “named executive officers”. Compensation for each of the individuals below is approved by the representatives of Holding I and Holding II.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Long Term Incentive Payout (2) ($)	All Other Compensation (3) ($)	Total ($)
John R. Sprouls(4)	2007	202,150	110,000	450,000	7,500	769,650
President and Chief Executive Officer of Holdings, Chief Executive Officer of UCDP and Executive Vice President Human Resources, Legal and Business Affairs, Universal Parks & Resorts	2006	188,511	62,700	—	7,500	258,711

Tracey L. Stockwell	2007	232,056	112,207	305,525	11,339	661,127
Treasurer/Chief Financial Officer of Holdings and Senior Vice President and Chief Financial Officer, Universal Orlando

Michael J. Short(4)	2007	21,439	—	—	—	21,439
Former Treasurer/Chief Financial Officer of Holdings and Executive Vice President and Chief Financial Officer, Universal Orlando, resigned effective January 12, 2007	2006	367,288	108,036	—	7,500	482,824

William A. Davis	2007	446,561	229,500	600,000	29,501	1,305,562
President and Chief Operating Officer, Universal Orlando

Thomas L. Williams	2007	—	—	1,106,560	—	1,106,560
Chairman, Universal Parks and Resorts

Gretchen Hofmann	2007	370,966	171,544	421,667	20,436	984,613
Executive Vice President, Sales and Marketing, Universal Orlando, retired effective February 8, 2008	2006	357,382	80,852	—	25,246	463,480

(1)	Represents bonus earned in 2007 and paid out on February 19, 2008 under VUE’s Annual Incentive Plan, in the case of Mr. Sprouls, and under UCDP’s Annual Incentive Plan, in the case of Ms. Stockwell, Mr. Davis, and Ms. Hofmann. Under the Annual Incentive Plan awards are based on operating performance as measured by EBITDA (as defined) and cash flow (see Annual Incentive Plan).
(2)	Represents the NEO’s share of the 2007 long-term growth plan. These amounts were earned for performance during 2005, 2006 and 2007 in accordance with the plan and paid out on February 19, 2008.
(3)	The amounts shown in this column for fiscal 2007 and 2006 include the following:
(i)	General Electric Company (“GE”) matches contributions made by employees under the GE Savings & Security Program. The cost of these contributions was $7,500 in the case of Mr. Sprouls for 2007 and 2006 and $7,500 in the case of Mr. Short for 2006.

(ii)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2007, the cost of these contributions was $9,000 in the case of Mr. Davis, $8,839 in the case of Ms. Stockwell and $8,891 in the case of Ms. Hofmann. In 2006, the cost of these contributions was $8,631 in the case of Ms. Hofmann.
(iii)	We match contributions made by employees under our deferred compensation plan. In 2007, the cost of these contributions was $18,001 in the case of Mr. Davis and $9,045 in the case of Ms. Hofmann. In 2006 the cost of these contributions was $14,115 in the case of Ms. Hofmann. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.
(iv)	We provide a medical allowance to our executives. In 2007, we paid $2,500 to Mr. Davis, Ms. Stockwell and Ms. Hofmann. In 2006, we paid $2,500 to Ms. Hofmann.
(4)	During 2007 and 2006, Mr. Sprouls and Mr. Short were employees of Vivendi Universal Entertainment, and we reimburse Vivendi Universal Entertainment or its affiliates for the pro rata cost of their employment compensation based on the time they spend working on UCDP matters. For both years, we reimbursed Vivendi Universal Entertainment or its affiliates for 50% of the cost of Mr. Sprouls’ employment compensation and 100% of the cost of Mr. Short’s employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable named executive officer. These employees were eligible to participate in various retirement plans with VUE and now General Electric, which we are not liable for, nor did we incur any expense and therefore, are not reflected in the table above. The following represents plans to which they currently maintain balances:
(i)	Mr. Sprouls maintains a balance in the Vivendi Universal Entertainment Pension Plan.
(ii)	In 2007, Mr. Sprouls was granted 2,200 GE stock options which vest 20% each year for five years and 734 restricted stock units which vest 50% at the end of years three and five. In 2006, Mr. Sprouls was granted 2,700 GE stock options which vest 20% each year for five years and 594 restricted stock units which vest 50% at the end of years three and five.

Nonqualified Deferred Compensation

UCDP has a nonqualified deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at death or at termination of their employment or after specified waiting periods, as they elect at the time of deferral. Funds are also available at their election at retirement, at termination of their employment, at death or during specified in-service periods, or in the event of an approved unforeseeable financial emergency. During 2007, the Company made matching contributions of $18,001 and $9,045 for Mr. Davis and Ms. Hofmann, respectively. The Company’s other NEO’s did not participate in the Plan.

2007 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
William A. Davis	252,014	18,001	(3,212)	—	266,803
Tracey L. Stockwell	—	—	3,871	—	58,060
Gretchen Hofmann	111,290	9,045	12,621	—	880,317

Employment agreements

Mr. John R. Sprouls is a party to an employment agreement with Vivendi Universal Entertainment, and Ms. Tracey Stockwell and Mr. William A. Davis are each a party to an employment agreement with UCDP. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement. Mr. Michael J. Short was a party to an employment agreement with Vivendi Universal Entertainment that ended with his resignation in 2007, and Ms. Gretchen Hoffman was a party to an employment agreement with UCDP until it terminated on its terms in 2007 before her subsequent retirement.

John R. Sprouls

Vivendi Universal Entertainment has an employment agreement with Mr. Sprouls, pursuant to which he serves as Executive Vice President, Human Resources, Legal & Business Affairs for Universal Parks & Resorts. Mr. Sprouls also serves as President/Chief Executive Officer of each of the issuers and as Chief Executive Officer of UCDP. The term of the agreement continues through December 6, 2009. Vivendi Universal Entertainment also has an irrevocable option to renew for an additional 24 months, which would expire on December 6, 2011. If Vivendi Universal Entertainment continues Mr. Sprouls’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Sprouls receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of Vivendi Universal Entertainment. In the event that Mr. Sprouls receives a higher base salary than that provided for in his employment agreement, that higher base salary will be deemed the annual rate. Under the agreement, Mr. Sprouls is also eligible to receive discretionary equity or equity-equivalent grants, as such grants are offered to similarly situated employees. Any award made to Mr. Sprouls under any General Electric or VUE plan or program will take into consideration his participation in any UCDP Long-Term Growth Plan. In the event of termination for cause or in the case of death, Mr. Sprouls or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of termination for disability, Mr. Sprouls or his estate is entitled to receive a payment of accrued but unpaid base salary due to him through the earlier of the 180th day after the onset of his disability absence or his death. In the event of involuntary termination (or termination without cause), Mr. Sprouls is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, including any stock or cash incentive based plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Vivendi Universal Entertainment’s employees, consultants or representatives to leave their employment or to work for competitors. Mr. Sprouls is not entitled to participate in any severance plan of Vivendi Universal Entertainment under the terms of his agreement. However, upon his involuntary termination, Mr. Sprouls will receive the greater of the amounts payable to him under applicable long-term incentive plans or the standard amounts payable under the Vivendi Universal Entertainment severance plan, and if the later is the greater measure, he will receive both that amount and a cash payment equal to the difference between it and the amount payable under long-term incentive plans. Mr. Sprouls’ employment agreement contains a binding arbitration clause.

Tracey L. Stockwell

UCDP has an employment agreement with Ms. Stockwell, pursuant to which she serves as Senior Vice President and Chief Financial Officer. The term of the agreement continues through January 22, 2009. UCDP also has an irrevocable option to renew for an additional 24 months, which would expire January 22, 2011. If UCDP continues Ms. Stockwell’s employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Ms. Stockwell receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of UCDP. Ms. Stockwell’s base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. Her employment may be terminated for cause or disability.

Michael J. Short

Vivendi Universal Entertainment had an employment agreement with Mr. Short, pursuant to which he served as Treasurer/Chief Financial Officer of each of the issuers and Executive Vice President and Chief Financial Officer of UCDP. Mr. Short was employed under the agreement when he resigned in January 2007. Under the agreement, Mr. Short received a base annual salary and was eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan and other benefit plans that are generally available to employees of UCDP.

William A. Davis

UCDP has an employment agreement with Mr. Davis, pursuant to which he serves as President and Chief Operating Officer. The term of the agreement continues through October 1, 2008. UCDP also has an irrevocable option to renew for an additional 24 months, which would expire October 1, 2010. If UCDP continues Mr. Davis’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Davis receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of UCDP. Mr. Davis’ base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. His employment may be terminated for cause or disability.

Thomas L. Williams

Vivendi Universal Entertainment has an employment agreement with Mr. Williams for his services as Chairman and Chief Executive Officer of UPR; however, no assurances are made under the agreement that Mr. Williams will continue to have oversight over UCDP for any specified period of time.

Gretchen Hofmann

UCDP had an employment agreement with Ms. Hofmann for her services as Executive Vice President, Sales and Marketing, which expired on March 18, 2007. Ms. Hofmann’s employment was considered to be “at will” until her retirement which was effective February 8, 2008. Ms. Hofmann was eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of UCDP.

Pension Benefits

We do not sponsor or maintain any defined benefit pension plans, supplemental defined contribution plans, supplemental defined contribution plans or other non-qualified pension or retirement plans. For information regarding retirement plans in which our employees participate by virtue of their employment by Vivendi Universal Entertainment, see the footnotes to the Summary Compensation Table.

Perquisites

We provide certain perquisites to our executives. These perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in term allowing greater focus on activities related to our business. More detail on our perquisites may be found in the footnotes to the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

We have an employment agreement with Mr. Sprouls that provides him with potential payments upon termination of his employment. For more information about these potential payments, please see “—Employment Agreements.”

Compensation Committee Interlocks and Insider Participation

Executive officer compensation is determined by one representative from each of the Holdings partners. The current designated representatives are Michael Chae and Tom Williams, on behalf of Blackstone and Universal CPM, respectively. Under our Partnership Agreement, the manager submits a proposal to the two representatives of the Holdings partners for their approval of the job descriptions, compensation packages and identities of each person to be hired for each of the 15 employees who, at that time, receive the highest compensation paid by the Partnership. As the Executive Vice President, Human Resources, Legal and Business Affairs for Universal Parks & Resorts, John Sprouls participates in the preparation of the proposal to the two representatives of Holdings partners. Mr. Sprouls is also the CEO of UCDP.

Compensation Committee Report

The representatives of Holdings have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on their review and discussions with management, the representatives recommended to the Park Advisory Board that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for 2007. This report is provided by the following designated representatives of Holdings:

Thomas	L. Williams

Michael	Chae

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions

Vivendi Universal Entertainment’s special fee

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2007, 2006 and 2005, the special fee amounted to $38.4 million, $35.3 million and $35.3 million, respectively. For 2007, 2006 and 2005, the interest incurred on the deferred special fee payable to an affiliate of Vivendi Universal Entertainment was $0.8 million, $1.0 million and $1.6 million, respectively.

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

During 2007 and 2006, we paid total fees of $38.5 million and $35.9 million, respectively, to Vivendi Universal Entertainment. As of December 31, 2007 and 2006, the amounts due to Vivendi Universal Entertainment of approximately $9.0 million and $8.2 million, respectively were classified as current.

Partner distributions

In 2007, 2006 and 2005, we paid an aggregate of $70.0 million, $20.0 million and $20.0 million, respectively, in distributions to our partners. Additionally, at December 31, 2007 we have accrued $11.6 million in distributions that will be paid in April 2008 to the Partners for their expected payments of income taxes based on our financial results.

Other Partner Matters

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If the other party declines the opportunity to purchase, the offering party shall market both parties’ interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of Holdings being acquired by Blackstone, which could pose a number of risks to our business. UCDP licenses the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1: Business—Intellectual property.” Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of USI, Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under UCDP’s license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Reimbursement of UCDP’s manager’s costs

Our manager, Vivendi Universal Entertainment, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of our partnership agreement. In 2007, 2006 and 2005, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $22.3 million, $21.4 million and $21.8 million, respectively. Goods and services provided by Vivendi Universal Entertainment include:

•

Insurance—affiliates of our manager, Vivendi Universal, S.A. prior to May 11, 2004 and GE through NBC Universal subsequent to May 11, 2004, arrange multi-layered insurance coverage for our operations. We believe these insurance programs generally provide broader coverage at lower annual premiums than we could purchase on a standalone basis. In 2007, 2006 and 2005, the cost of insurance coverage allocated to us was $8.2 million, $8.7 million and $8.6 million, respectively.

•

Creative Services—Universal Parks & Resort’s creative group designs new rides and attractions for all theme parks owned or operated by Vivendi Universal Entertainment. Costs for the creative group, which includes salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. In 2007, 2006 and 2005, the costs of the creative group allocated to us were $3.1 million, $2.9 million and $3.3 million, respectively.

•

Merchandise—Vivendi Universal Entertainment manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Vivendi Universal Entertainment allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. In 2007, 2006 and 2005, the costs of merchandise management allocated to us were $2.5 million, $2.3 million and $2.2 million, respectively. In addition, we purchase merchandise directly from an affiliate of Vivendi Universal Entertainment from time to time based upon specific needs. In 2007, 2006 and 2005, these purchases amounted to $0.3 million, $0.1 million, and $0.1 million, respectively.

•

Shared Executive Salaries—certain of our senior executives are employees of Vivendi Universal Entertainment or its affiliates. Vivendi Universal Entertainment allocates the full cost of the amount of time dedicated to our activities by each employee. In 2007, 2006 and 2005 the total amount of these costs allocated to us was $2.9 million, $2.0 million and $2.1 million, respectively.

•

General Overhead—we also reimburse Vivendi Universal Entertainment for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to finance and legal services, international marketing, information systems and overhead. In addition, Vivendi Universal Entertainment and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Vivendi Universal Entertainment. In 2007, 2006 and 2005, the total amount of these costs allocated to us was $5.3 million, $5.4 million and $5.5 million, respectively.

Transactions with certain CityWalk operations

Vivendi Universal Entertainment, through a subsidiary, owns the Universal Studios Store, which leases space in CityWalk from us under customary and market lease agreements. In 2007, 2006 and 2005, the total rent earned by us for this store approximated $0.4 million each year. We have been managing the Universal Studios Store since 2002, and are paid a management fee of 5% of the gross sales generated at the store. In 2007, 2006 and 2005, the management fee earned by us was approximately $0.1 million each year.

Advisory services agreement

UCDP has an Advisory Services Agreement with Vivendi Universal Entertainment and Blackstone. Under the terms of the Advisory Services Agreement, each of Vivendi Universal Entertainment and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Vivendi Universal Entertainment and Blackstone will each receive an annual advisory fee of $1.25 million. In 2007, 2006 and 2005, we incurred $2.5 million for the advisory fee.

Directors’ fees

In 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd. was amended to add a provision which permits VUE and Blackstone to be reimbursed up to $0.1 million each for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. For the year ending December 31, 2007, UCHC paid $0.2 million under this amended provision.

Transactions with UCF Hotel Venture

Vivendi Universal Entertainment indirectly owns 25% of UCF Hotel Venture, which owns the three hotels at Universal Orlando Resort. We have a separate long-term ground lease relating to each hotel with UCF Hotel Venture. Under the leases, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues, plus an additional rent based upon certain cash flow thresholds. In 2007, 2006 and 2005, the total rent earned by us under the leases was $13.6 million, $10.8 million and $7.7 million, respectively.

Hotel guests may charge theme park passes, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. In 2007, 2006 and 2005, total hotel room key charges from UCF Hotel Venture were $8.1 million, $7.7 million and $8.4 million, respectively.

Reciprocal covenants and easement agreement

Under a Reciprocal Covenants and Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. In 2007, 2006 and 2005, UCF Hotel Venture’s portion of the total maintenance and operating costs related to transportation was $1.0 million, $1.0 million and $0.9 million, respectively.

We are also required to maintain all Universal Orlando Resort common areas, such as roadways and non-transportation roadways. UCF Hotel Venture reimburses us on a graduating scale as hotels open. In 2007, 2006 and 2005, the total common area maintenance costs from UCF Hotel Venture were $0.3 million per year.

We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 3.5% of each hotel’s revenue to cover marketing costs. In 2007, 2006 and 2005, the total hotel marketing costs from UCF Hotel Venture was $8.4 million, $7.8 million and $7.5 million, respectively.

Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. In 2007, 2006 and 2005, the total travel agent commissions earned through UCF Hotel Venture was $0.3 million, $0.2 million and $0.2 million, respectively, and the amounts for credit card fees was $0.2 million, $0.2 million and $0.1 million, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. In 2007, 2006 and 2005, the total booking fees UCF Hotel Venture earned by us was $0.2 million, $0.2 million and $0.1 million, respectively.

The Resort Covenants and Reciprocal Easement Agreement requires us to offer to all guests of the UCF Hotel Venture hotels unlimited front-of-line access to all our theme park attractions at which such access was offered to such guests on September 7, 2007. We are permitted to sell front-of-line access passes to the general public at a price that is at least 20% of the then-applicable single park or combination park (as applicable) admission price per person, provided that we cannot offer unlimited front-of-line access benefits to hotels other than the UCF Hotel Venture hotels (although we may sell front-of-line access to guests at such other hotels through our guest service desks that may be located at such other hotels).

In the event that Vivendi Universal Entertainment sells its interest in UCF Hotel Venture and Loews Hotels does not also, in the same transaction, sell its interest in UCF Hotel Venture, we will lose our right to provide the marketing for the UCF Hotel Venture hotels, although, in such case, we will be permitted to engage in additional marketing with other hotels in the Orlando area. Even if we lose our right to provide the marketing for the UCF Hotel Venture hotels, we are still entitled to receive from UCF Hotel Venture the Resort Marketing Fee in the amount of 0.5% of the gross revenues of the UCF Hotel Venture.

Transactions with other theme parks owned by Vivendi Universal Entertainment

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando. We participate with other Orlando theme parks, including Wet n Wild®, in an Orlando FlexTicket program which we manage and which permits a customer to visit our theme parks, Wet n Wild®, Sea World® Orlando and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicket program. In 2007, 2006 and 2005, our share of revenue from the Orlando FlexTicket program was $38.6 million, $39.3 million and $44.2 million, respectively. In 2007, 2006 and 2005, Wet n Wild®’s share was $7.3 million, $7.4 million and $8.3 million, respectively.

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

Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai, which will use our technology and schematics for various components on some of their rides. For the year ended December 31, 2007, we received approximately $6.9 million from these parks as capital reimbursements.

Transactions with NBC Universal and GE

As a result of the NBC Universal Transaction we are realizing synergies with other NBC Universal businesses which include cross-promotion with a variety of NBC Universal television and cable services, in particular, advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in our parks. We estimate the value of both sides of this transaction for 2007, 2006 and 2005 to be $5.1 million, $4.7 million and $3.0 million, respectively.

We lease certain trailers through a subsidiary of GE. During the year ended December 31, 2007, the cost of these leases was approximately $0.2 million. The majority of these leases expire in 2010, while the minimum future lease payments under the leases totaled approximately $0.5 million as of December 31, 2007. These leases existed prior to the NBC Universal Transaction.

We also have a sponsorship agreement with GE Money Bank.

Partners’ capital contribution

In February 2008, the partners entered into a contribution agreement (“the 2008 Contribution Agreement”) with UCDP, allowing UCDP to request, through Holdings, cash contributions not to exceed a total of $50.0 million to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under UCDP’s senior secured credit agreement with JPMorgan Chase.

Blackstone loans

In late 2004, JPMorgan Chase Bank and another lender made loans to our equity holders that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in us and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in five years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. All future distributions received by the borrowers from us are to be applied to the payment of interest and repayment of the loans. It is anticipated that the only assets of the borrowers will be their equity interests in us. In connection with the 2008 Contribution Agreement, Blackstone amended its loan to allow for the capital contribution.

Consultant agreement

UCDP has an agreement (the “Consultant Agreement”) with a Consultant (as defined in Item 7), under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of UCDP’s gross revenues from the attractions and certain facilities owned or operated, in whole or in part, by UCDP. Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on the gross revenues of all gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, any of UCDP’s partners or any of their affiliates (“comparable projects”), other than at Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the consulting agreement.

For 2007, 2006 and 2005, the fees incurred by us under this agreement for our parks were approximately $19.6 million, $18.1 million and $17.8 million, respectively. Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees were approximately $4.2 million and $4.0 million, respectively, as of December 31, 2007 and 2006. These amounts were paid in the following year. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right upon 90 days notice to terminate the periodic payments under the agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in our parks and all comparable projects that have been open at that time for at least one year. If the parties cannot agree on the fair market value of the buyout option, fair market value will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the consulting agreement related to any comparable project that is not owned or controlled by us. Under the terms of the May 2010 notes, the April 2010 notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant agreement would be a permitted lien.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Fees for audit services rendered by Ernst & Young LLP totaled approximately $500,000 and $500,000 for the fiscal years ended December 31, 2007 and 2006, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

For the years ended December 31, 2007 and 2006, the aggregate fees billed to us for other products or services provided by Ernst & Young LLP, other than the services reported above, were $1,500 and $1,500, respectively. The services provided consisted of a subscription to an accounting website.

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

Exhibit Number	Exhibit Description
3.1	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. I, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.2	Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. II, dated as of March 2, 2005, by and among Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC and Blackstone Family Media III LLC, and Universal City Property Management II LLC. Previously filed as Exhibit 3.1 to our registration statement on Form S-4 as filed March 22, 2005 (registration number 333-122778).

3.3	Articles of Incorporation of UCFH I Finance, Inc. Previously filed as Exhibit 3.5 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.4	Bylaws of UCFH I Finance, Inc. Previously filed as Exhibit 3.6 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.5	Articles of Incorporation of UCFH II Finance, Inc. Previously filed as Exhibit 3.7 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

3.6	Bylaws of UCFH II Finance, Inc. Previously filed as Exhibit 3.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.1	Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. Previously filed as Exhibit 4.1 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.2	Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.3	Registration Rights Agreement dated December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. Previously filed as Exhibit 4.2 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.4	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

Exhibit Number	Exhibit Description
4.5	Articles of Incorporation of UCDP Finance incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.6	Bylaws of UCDP Finance incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.7	Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.8	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.9	Subordination Agreement dated as of March 28, 2003, among Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

4.10	Calculation Agency Agreement among the Issuers and The Bank of New York Trust Company, N.A. dated as of December 9, 2004. Previously filed as Exhibit 4.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

4.11	First Amendment dated May 25, 2007 to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner. Previously filed as Exhibit 3.4 to our report on Form 10-Q filed on August 10, 2007.

4.12	Second Amendment dated November 7, 2007 to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner. Previously filed as Exhibit 3.6 to our report on Form 10-Q filed on November 13, 2007.

10.1	Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.2	License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.3	UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

Exhibit Number	Exhibit Description
10.4	Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001. Previously filed as Exhibit 10.4 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.5	Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.6	UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.7	Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.8	Employment Agreement dated as of December 7, 1999, between Universal Studios, Inc. and John Sprouls. Previously filed as Exhibit 10.8 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.9	Amendment to Employment Agreement of John Sprouls dated as of October 11, 2001. Previously filed as Exhibit 10.9 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.10	Extension of Employment Agreement of John Sprouls dated August 22, 2002. Previously filed as Exhibit 10.10 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.11	Amendment to Employment Agreement of John Sprouls dated July 8, 2003. Previously filed as Exhibit 10.11 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.12	Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.13	Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.14	Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.15	Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.16	Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.17	Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

10.18	Amendment No. 3 dated as of January 9, 2004 to Agreement of Limited Partnership of JB/ Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC. Previously filed as Exhibit 10.19 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

Exhibit Number	Exhibit Description
10.19	Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida, City of Orlando Florida Community Redevelopment Agency and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003 (registration number 333-108661).

*10.20	Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.21	Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. Previously filed as Exhibit 10.22 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.22	Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.23	Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

*10.24	Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003 (registration number 333-108661).

10.25	Amendment to UCDP Variable Deferred Compensation Plan. Previously filed as Exhibit 10.26 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.26	Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.27 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.27	Amendment Number One to Universal Orlando 401(k) Retirement Plan. Previously filed as Exhibit 10.28 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.28	The Schwab plan Directed Employee Benefit Trust Agreement. Previously filed as Exhibit 10.29 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.29	Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on December 15, 2004 (registration number 333-108661).

10.30	Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004. Previously filed as Exhibit 10.31 to our registration statement on Form S-4 filed February 14, 2005 (registration number 333-122778).

10.31	Extension of Employment Agreement of Gretchen Hoffmann, dated December 1, 2004. Previously filed as Exhibit 10.32 to our registration statement on Form S-4 filed March 22, 2005 (registration number 333-122778).

10.32	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.1 to our report on Form 10-Q filed August 15, 2005.

Exhibit Number	Exhibit Description
10.33	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed September 9, 2005.

10.34	Employment Agreement between Vivendi Universal Entertainment LLLP and Michael Short, dated April 4, 2005. Previously filed as Exhibit 10.34 to our report on Form 10-K filed March 30, 2006

10.35	Employment Agreement between Universal Studios, Inc. and J. Michael Hightower, dated April 25, 2002. Previously filed as Exhibit 10.35 to our report on Form 10-K filed March 30, 2006

10.36	Employment Agreement between Universal City Development Partners, Ltd. and Richard Florell, dated June 26, 2002. Previously filed as Exhibit 10.36 to our report on Form 10-K filed March 30, 2006

10.37	Extension of Employment Agreement of J. Michael Hightower dated September 29, 2003. Previously filed as Exhibit 10.37 to our report on Form 10-K filed March 30, 2006

10.38	Extension of Employment Agreement of J. Michael Hightower dated August 28, 2004. Previously filed as Exhibit 10.38 to our report on Form 10-K filed March 30, 2006

10.39	Employment Agreement Option Letter of Richard Florell dated June 14, 2005. Previously filed as Exhibit 10.39 to our report on Form 10-K filed March 30, 2006

10.40	Employment Agreement between Vivendi Universal Entertainment LLLP and Robert Gault, Jr. dated October 12, 2004. Previously filed as Exhibit 10.40 to our report on Form 10-K filed March 30, 2006

10.41	Amendment to Employment Agreement of John R. Sprouls dated April 28, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed May 4, 2006.

10.42	Employment agreement of William Davis dated October 20, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed November 3, 2006.

10.43	Amendment to Employment Agreement of Tracey L. Stockwell dated January 23, 2007. Previously filed as Exhibit 10.2 to our report on Form 8-K filed January 25, 2007.

10.44	Extention to Employment Agreement of Richard T. Florell dated October 8, 2007. Previously filed as Exhibit 10.1 to our report on Form 8-K filed December 19, 2007.

10.45	Contribution Agreement by and among Blackstone UTP Capital L.L.C., Blackstone UTP Capital A L.L.C., Blackstone UTP Offshore Capital L.L.C., Blackstone Family Media III L.L.C., Universal City Property Management II LLC, Universal City Development Partners, Ltd., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of February 29, 2008. Previously filed as Exhibit 99.1 to our report on Form 8-K filed March 6, 2008.

10.46	First Amendment dated May 25, 2007 to the License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP. Previously filed as Exhibit 10.40 to our report on Form 10-Q on August 10, 2007.

10.47	License Agreement dated as of May 25, 2007, among Warner Bros. Consumer Products Inc. and Universal City Development Partners, Ltd. Previously filed as Exhibit 10.41 to our report on Form 10-Q on August 10, 2007.

10.48	Amended and Restated Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives.

12.1	Computation of Ratios of earnings to fixed charges for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics

14.2	General Electric Company Code of Conduct

21.1	List of Subsidiaries of Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc. and UCFH II Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Florida Holding Co. I’s, Universal City Florida Holding Co. II’s, UCFH I Finance, Inc.’s and UCFH II Finance, Inc’s Registration Statement on Form S-4 filed on February 14, 2005, registration number 333-122778.

Exhibit Number	Exhibit Description
31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: March 20, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: March 20, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: March 20, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: March 20, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN R. SPROULS	President/Chief Executive Officer	March 20, 2008
John R. Sprouls

(principal executive officer) of

Universal City Florida Holding Co. I

and UCFH I Finance, Inc., Universal

City Florida Holding Co. II and

UCFH II Finance, Inc. and Partner

Representative of Universal City

Florida Holding Co. I and Universal

City Florida Holding Co. II

/s/ TRACEY L. STOCKWELL	Treasurer/Chief Financial Officer	March 20, 2008
Tracey L. Stockwell	(principal financial and accounting officer) of Universal City Florida Holding Co. I and UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc.

/s/ THOMAS L. WILLIAMS	Partner Representative of Universal	March 20, 2008
Thomas L. Williams	City Florida Holding Co. I and Universal City Florida Holding Co. II and Director and Chairman of UCFH I Finance, Inc. and UCFH II Finance, Inc.

/s/ CHRISTY R. SHIBATA	Partner Representative of Universal	March 20, 2008
Christy R. Shibata	City Florida Holding Co. I and Universal City Florida Holding Co. II

/s/ MICHAEL S. CHAE	Partner Representative of Universal	March 20, 2008
Michael S. Chae	City Florida Holding Co. I and Universal City Florida Holding Co. II and Director of UCFH I Finance, Inc. and UCFH II Finance, Inc.

/s/ THOMAS B. MCGRATH	Partner Representative of Universal	March 20, 2008
Thomas B. McGrath	City Florida Holding Co. I and Universal City Florida Holding Co. II

/s/ JILL GREENTHAL	Partner Representative of Universal	March 20, 2008
Jill Greenthal	City Florida Holding Co. I and Universal City Florida Holding Co. II