Form 10-Q
period 2008-03-30
Universal City Florida Holding Co. I; Universal City Florida Holding Co. II; UCFH I Finance, Inc.; UCFH II Finance, Inc.
filed 2008-05-09
CIK 1314357, 1314358, 1314359, 1314360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of May 8, 2008 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding. Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets

(UNAUDITED)

(In thousands)

	March 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$130,893	$138,139
Accounts receivable, net	35,679	34,025
Receivables from related parties	5,845	5,053
Inventories, net	45,367	42,240
Prepaid expenses and other assets	14,739	5,731
Assets held for sale	20,553	18,205

Total current assets	253,076	243,393

Property and equipment, at cost:
Land and land improvements	472,795	473,656
Buildings and building improvements	1,378,233	1,380,898
Equipment, fixtures and furniture	1,083,308	1,074,322
Construction in process	99,660	72,568

Total property and equipment, at cost:	3,033,996	3,001,444
Less accumulated depreciation	(1,367,516)	(1,340,091)

Property and equipment, net	1,666,480	1,661,353

Other assets:
Investments in unconsolidated entities	13,678	12,828
Intangible assets, net	54,511	55,107
Deferred finance costs, net	18,420	20,323
Other assets	8,595	9,014

Total other assets	95,204	97,272

Total assets	$2,014,760	$2,002,018

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets (Continued)

(UNAUDITED)

(In thousands)

	March 30, 2008	December 31, 2007
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,655	$137,942
Unearned revenue	60,478	46,681
Due to related parties	9,885	22,583
Current portion of capital lease and financing obligations	375	375

Total current liabilities	228,393	207,581

Long-term liabilities:
Long-term borrowings, net of current portion	1,457,334	1,457,126
Capital lease and financing obligations, net of current portion	31,696	31,113
Minority interest in equity of UCRP	7,350	7,294
Interest rate swap liability, at fair market value	11,888	5,106
Other	9,751	10,978

Total long-term liabilities	1,518,019	1,511,617

Partners’ equity:
Vivendi Universal Entertainment	140,118	143,963
Blackstone	140,118	143,963
Accumulated other comprehensive loss	(11,888)	(5,106)

Total partners’ equity	268,348	282,820

Total liabilities and partners’ equity	$2,014,760	$2,002,018

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
Operating revenues:
Theme park passes	$99,417	$88,159
Theme park food and beverage	24,404	22,383
Theme park merchandise	23,319	20,687
Other theme park related	24,293	20,750
Other	37,129	34,614

Total operating revenues	208,562	186,593

Costs and operating expenses:
Theme park operations	42,542	40,458
Theme park selling, general and administrative	38,090	42,117
Theme park cost of products sold	26,755	23,712
Special fee payable to Vivendi Universal Entertainment and consultant fee	13,037	11,518
Depreciation and amortization	29,237	26,974
Other	34,584	32,797

Total costs and operating expenses	184,245	177,576

Operating income	24,317	9,017

Other expense (income):
Interest expense	33,835	36,998
Interest income	(1,094)	(1,118)
(Income) loss from investments in unconsolidated entities	(1,485)	515
Minority interest in net earnings of UCRP	751	790

Total other expense	32,007	37,185

Net loss	$(7,690)	$(28,168)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statement of Changes in Partners’ Equity

(UNAUDITED)

(In thousands)

	Vivendi Universal Entertainment	Blackstone	Accumulated other comprehensive loss	Total Partners’ Equity
Balance, December 31, 2007	$143,963	$143,963	$(5,106)	$282,820
Decrease in fair value of interest rate swaps designated as hedges	—	—	(6,782)	(6,782)
Net loss	(3,845)	(3,845)	—	(7,690)

Balance, March 30, 2008	$140,118	$140,118	$(11,888)	$268,348

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three months ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,690)	$(28,168)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	28,641	26,612
Amortization of intangible assets	596	362
Amortization of deferred finance costs	1,903	1,903
Accretion of bond discount	208	212
Interest on financing obligations	583	—
Distributions from investments in unconsolidated entities, net	635	750
(Income) loss from investments in unconsolidated entities	(1,485)	515
Minority interest in net earnings of UCRP	751	790
Changes in operating assets and liabilities:
Accounts receivable, net	(1,654)	(5,005)
Notes receivable	—	9
Receivables from related parties	(792)	3,806
Inventories, net	(3,127)	(2,982)
Prepaid expenses and other assets	(9,008)	(9,189)
Other long-term assets	419	(189)
Accounts payable and accrued liabilities	19,713	41,053
Unearned revenue	13,797	25,666
Due to related parties	(12,698)	667
Other long-term liabilities	(1,227)	151

Net cash and cash equivalents provided by operating activities	29,565	56,963

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(36,116)	(12,157)

Net cash and cash equivalents used in investing activities	$(36,116)	$(12,157)

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows (Continued)

(UNAUDITED)

(In thousands)

	Three months ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of minority interest in equity of UCRP	$(695)	$(567)
Contributions to investments in unconsolidated entities	—	(530)
Payments on long-term borrowings, capital lease and financing obligations, net	—	(208)

Net cash and cash equivalents used in financing activities	(695)	(1,305)

Net (decrease) increase in cash and cash equivalents	(7,246)	43,501
Cash and cash equivalents at beginning of period	138,139	76,428

Cash and cash equivalents at end of period	$130,893	$119,929

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Financing obligations	$—	$3,872

Decrease in interest rate swap asset	$—	$1,735

Increase in interest rate swap liability	$6,782	$—

Disposal of fully depreciated assets	$410	$238

See accompanying notes.

Universal City Florida Holding Co. I And

Universal City Florida Holding Co. II and Subsidiaries

Notes to Condensed Combined Financial Statements

(UNAUDITED)

1. General

Basis of Presentation

The accompanying unaudited condensed combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed combined financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2007 and the notes, thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

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

Our ultimate owners, each having a 50 percent interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“VUE”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended March 30, 2008 contained 90 days while the three months ended April 1, 2007 contained 91 days.

Seasonality

Based on the seasonality of attendance, the results for the three months ended March 30, 2008 and April 1, 2007 are not necessarily indicative of results for the full year. For the current year, Easter fell on March 23, the earliest Easter since the parks opened. Historically, schools tended to schedule their spring break to coincide with the Easter holiday either the week prior or the week after Easter Sunday, giving us a concentrated two week spike in attendance. However, with the early timing of Easter this year, spring break was not as concentrated around Easter, but extended from early March to late April. Therefore, there was only a partial shift of the spring break period into the first quarter of 2008 whereas the entire peak season for 2007 occurred during the second quarter.

Reclassification

Certain items in the prior years’ condensed combined financial statements have been reclassified to conform to the 2007 presentation. The December 31, 2007 assets held for sale on the condensed combined balance sheet, has been reclassified to current assets. This reclassification had no impact on net income or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	March 30, 2008	December 31, 2007
Merchandise	$15,417	$12,648
Food and beverage	4,020	3,944
Operating supplies and maintenance parts	27,298	27,028
Less: reserves	(1,368)	(1,380)

Total	$45,367	$42,240

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 11 years. Intangible assets totaled $54,511,000 and $55,107,000, respectively, as of March 30, 2008 and December 31, 2007. This included $13,140,000 and $12,570,000 in accumulated amortization, respectively, as of March 30, 2008 and December 31, 2007. Amortization expense amounted to $596,000 and $362,000, respectively, during the three months ended March 30, 2008 and April 1, 2007. Amortization of existing intangible assets will be approximately $1,981,000 and $2,151,000, respectively, for 2008 and 2009 and $5,441,000 each of the following three years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three months ended March 30, 2008, we incurred additional depreciation expense of $1,259,000 relating to accelerating the life of various ride and show assets.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 160, but do not believe that our adoption of the standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on the Company’s financial position, results of operations or cash flows.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	As of March 30, 2008	As of December 31, 2007
Senior secured credit facility	(1)	(2)	$509,000	$509,000
UCHC floating rate senior notes (“May 2010 notes”)	LIBOR + 475 bps	May 1, 2010	300,000	300,000
UCHC fixed rate senior notes (“May 2010 notes”)	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000

Gross principal payable			1,459,000	1,459,000
Unamortized discounts			(1,666)	(1,874)

Total debt			$1,457,334	$1,457,126

(1)	The senior secured credit facility bears interest based at the Company’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 100 bps, or at the 3-month LIBOR plus 175 bps.
(2)	The maturity date of the senior secured credit facility is June 6, 2011, however, it is repayable in full at December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date.

As of March 30, 2008 and December 31, 2007, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 30, 2008 (in thousands, except percentages):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(7,930)	4.77%	Other comprehensive income	Fixed
125,000	October 15, 2009	(3,958)	4.41%	Other comprehensive income	Fixed

$325,000		$(11,888)

We are exposed to credit loss in the event of nonperformance by the other party to our derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy their obligations under these contracts. We view derivative financial instruments as a risk management tool in the prudent operation of our business.

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	March 30, 2008	December 31, 2007
Accounts payable	$13,506	$11,602
Capital expenditures	29,826	24,817
Marketing and advertising	11,350	10,322
Interest	42,505	26,916
Compensation and benefits	20,620	32,826
Operating accruals	20,653	17,716
Consulting fees	4,383	4,464
Property and sales tax	8,065	2,301
Other	6,747	6,978

Total	$157,655	$137,942

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,590,000, related to financing obligations and capital leases as of March 30, 2008 and December 31, 2007. As the rides relating to these financing obligations have not yet opened, no accumulated depreciation and amortization has been recorded as of March 30, 2008 and December 31, 2007. At March 30, 2008, future minimum payments due under financing obligations and capital leases totaled approximately $32,071,000 (net of $17,415,000 in interest). Future minimum payments include $375,000, $5,247,000, $3,816,000, $3,546,000, $3,296,000, and $15,791,000, due in 2008, 2009, 2010, 2011, 2012, and years subsequent to 2012, respectively.

6. Comprehensive loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(7,690)	$(28,168)
Change in fair value of interest rate swaps designated as hedges	(6,782)	(1,735)

Comprehensive loss	$(14,472)	$(29,903)

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended March 30, 2008 and April 1, 2007, the Company paid fees of $9,015,000, and $8,214,000, respectively, to Vivendi Universal Entertainment. In addition, at March 30, 2008 and December 31, 2007, respectively, the amount due to related parties included $8,715,000 and $9,015,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000 annually. As these ratios were met as of March 30, 2008, payments of $8,715,000 in special fees will be made during the second quarter of 2008.

8. Litigation

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the Universal Studios Florida (“USF”) and Universal’s Islands of Adventure (“IOA”) tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in circuit court. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. On May 16, 2007, UCDP filed two lawsuits against the Property Appraiser, Orange County Tax Collector (the “Tax Collector”) and the Florida Department of Revenue (“FDOR”), challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA and for (ii) UCDP’s parking garages. The parties are currently engaged in motion practice and discovery and we cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on IOA, and it also dismissed UCDP’s due process claim. On May 14, 2007, UCDP re-filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to IOA. On September 12, 2007, the FDOR filed an Answer. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and the Tax Collector are appealing the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP is opposing the appeal. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

For the first quarter of 2008, we experienced a 6% attendance growth and an increase in EBITDA (as defined on page 17) of $19.6 million. This was partially driven by the shift in Easter from the second quarter of 2007 to the first quarter of 2008. Theme park guest spending for the year has increased approximately 6%, which, along with the increased attendance, helped us to generate $22.0 million in higher revenues and decreased our year over year net loss by $20.5 million. We were also able to strengthen our financial position as we finished the first quarter with $230.9 million in cash and cash equivalents, including $100.0 million in unused revolving credit. We also owed $1,457.3 million on our long-term debt at March 30, 2008.

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

For the current year, Easter fell on March 23, the earliest Easter since the parks opened. Historically, schools tended to schedule their spring break to coincide with the Easter holiday either the week prior or the week after Easter Sunday, giving us a concentrated two week spike in attendance. However, with the early timing of Easter this year, spring break was not as concentrated around Easter, but extended from early March to late April. Therefore, there was only a partial shift of the spring break period into the first quarter of 2008 whereas the entire peak season for 2007 occurred during the second quarter.

Based on the seasonality of our attendance, the results for the three month periods ended March 30, 2008 and April 1, 2007 are not necessarily indicative of results for the full year.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed combined financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited combined financial statements for the year ended December 31, 2007 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Period end

The three months ended March 30, 2008 and April 1, 2007 contained 90 and 91 days, respectively.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 160, but do not believe that our adoption of the standard will have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

	Three months ended		% Change
(In Thousands, Except Percentages)	March 30, 2008	April 1, 2007	Favorable/ (unfavorable)
Operation data:
Paid theme park admissions	2,286	2,157	6.0%
Turnstile theme park admissions	2,455	2,320	5.8%
Theme park pass revenue per paid admission	$43.49	$40.87	6.4%
Theme park food, beverage and merchandise revenue per turnstile admission	19.44	18.56	4.7%
Other theme park related revenue per turnstile admission	9.90	8.94	10.7%
Statement of operations data:
Operating revenues:
Theme park passes	$99,417	$88,159	12.8%
Theme park food and beverage	24,404	22,383	9.0%
Theme park merchandise	23,319	20,687	12.7%
Other theme park related	24,293	20,750	17.1%
Other	37,129	34,614	7.3%

Total operating revenues	208,562	186,593	11.8%
Costs and operating expenses:
Theme park operations	42,542	40,458	(5.2)%
Theme park selling, general and administrative	38,090	42,117	9.6%
Theme park cost of products sold	26,755	23,712	(12.8)%
Special fee to Vivendi Universal Entertainment and consultant fee	13,037	11,518	(13.2)%
Depreciation and amortization	29,237	26,974	(8.4)%
Other	34,584	32,797	(5.4)%

Total costs and operating expenses	184,245	177,576	(3.8)%

Operating income	24,317	9,017	169.7%
Non-operating expenses	32,007	37,185	13.9%

Net loss	$(7,690)	$(28,168)	NM

NM – not meaningful

Three Months Ended March 30, 2008 Compared to Three Months Ended April 1, 2007

Paid Theme Park Admissions increased 6% during the first quarter of 2008 compared to the first quarter of 2007. This was partially driven by the shift in Easter. International attendance had low-double digit percentage growth while our domestic markets saw mid-single digit percentage growth. Our total Operating Revenues increased $22.0 million, or 12%, driven by attendance and strong per capita growth. Theme Park Pass revenue per paid admission increased 6%. Per turnstile admission spending on food and beverage and merchandise increased 5%. Per turnstile admission spending on other theme park related items increased 11%, partially due to an increase in corporate special events of $1.7 million. The remaining increase was from Other Revenue, which was favorable by $2.5 million, or 7%, due to an increase in revenue from our travel company of $2.4 million.

Theme Park Operations were unfavorable by $2.1 million due to increased maintenance, entertainment and operational costs, as a result of our increased attendance. Theme park selling, general and administrative costs were favorable $4.0 million, however this is due to shift in the timing of marketing spend. Cost of goods sold increased 13% and expenses related to our special fee and consultant fee increased 13%, correlating to the increase in operating revenues. Non-operating Expenses were favorable by $5.2 million. This resulted primarily from gains from unconsolidated entities of $2.0 million and decreased interest expense of $3.2 million due to the declining interest rates on our floating rate debt.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as net income excluding: (i) interest expense, net of interest income; and (ii) depreciation and amortization. We have included EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt and, with cash flow, to measure Company operating performance under our Annual Incentive Plan. In addition, it is the primary basis in UCDP’s senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe UCDP’s senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in UCDP’s senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. The calculation of EBITDA under our indentures is different, although it generally results in a similar figure. We have defined EBITDA in accordance with UCDP’s credit agreement because it is an important liquidity measure. EBITDA is not prepared in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative for net income, net cash and equivalents provided by operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash and cash equivalents provided by operating activities	$29,565	$56,963
Adjustments:
Interest expense	33,835	36,998
Interest income	(1,094)	(1,118)
Amortization of deferred finance costs	(1,903)	(1,903)
Distributions from investments in unconsolidated entities	(635)	(750)
Income (loss) from investments in unconsolidated entities	1,485	(515)
Accretion of bond discount	(208)	(212)
Interest on financing obligations	(583)	—
Minority interest in net earnings of UCRP	(751)	(790)
Change in working capital	(5,423)	(53,987)

EBITDA	$54,288	$34,686

The following is a reconciliation of net loss to EBITDA (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(7,690)	$(28,168)
Adjustments:
Interest expense	33,835	36,998
Depreciation and amortization	29,237	26,974
Interest income	(1,094)	(1,118)

EBITDA	$54,288	$34,686

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Three months ended
	March 30, 2008	April 1, 2007
Net cash and cash equivalents provided by operating activities	$29,565	$56,963
Net cash and cash equivalents used in investing activities	36,116	12,157
Capital expenditures	36,116	12,157
Net cash and cash equivalents used in financing activities	695	1,305

During the three months ended March 30, 2008 and April 1, 2007, respectively, net cash provided by operating activities was $29.6 million and $57.0 million. The change is due to change in working capital accounts of $48.6 million, which was partially offset by the decrease in net loss of $20.5 million.

Net cash used in investing activities for the three months ended March 30, 2008 and April 1, 2007, totaled $36.1 million and $12.2 million, respectively. For both years, the amount consisted of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be approximately $150.0 million during 2008. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions. A large portion of this cost relates to the design and construction of our Simpsons™ attraction, which opened to the public on April 28, 2008 and the upcoming Harry Potter™ island which we anticipate opening by the summer of 2010. Additionally, we recently announced that we will construct a new roller coaster ride that will open in 2009. We estimate our total anticipated capital investment in these attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties.

During the three months ended March 30, 2008 and April 1, 2007, net cash used for financing activities was not significant.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	March 30, 2008	December 31, 2007
Cash and cash equivalents	$130,893	$138,139
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	375	375
Current portion of special fees	8,715	8,967
Total long-term obligations (1)	1,489,030	1,488,239

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease and financing obligations.

At March 30, 2008, our total debt was $1,457.3 million, which included $450.0 million outstanding under the bonds due in May 2010, $498.3 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $1.7 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At March 30, 2008, we also had $230.9 million in cash and cash equivalents and unused revolving credit, consisting of $130.9 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. UCDP’s senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of March 30, 2008. Both issuances of notes are due in 2010, while UCDP’s senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due on June 6, 2011. During 2006, UCDP made a voluntary prepayment in the amount of $30.0 million, effectively prepaying all of the principal amounts that would have been due up until the facilities maturity date. UCDP’s senior secured credit facility is repayable in full on December 1, 2009, if the April 2010 notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained essentially consistent during 2008, we cannot be assured that future changes in our ratings will not occur.

We believe that funds generated from UCDP’s operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the next 12 months. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under UCDP’s revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

Special fees

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of UCDP’s senior secured credit facility in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. These ratios were met as of December 31, 2007. Accordingly, during the three months ended March 30, 2008, we paid fees of $9.0 million, to Vivendi Universal Entertainment. As these ratios were also met as of March 30, 2008, a payment of $8.7 million in special fees will be made during the second quarter of 2008. At March 30, 2008 and December 31, 2007, respectively, our combined balance sheet included $8.7 million and $9.0 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; the seasonality of our business and the substantial indebtedness of us and our subsidiaries. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report. All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2008	2009	2010	2011	2012	Total	Fair value
Debt:
Fixed rate debt	$—	$—	$650,000	$—	$—	$650,000	$660,750
Average interest rate	n/a	n/a	10.97%	n/a	n/a
Variable rate debt	$—	$—	$300,000	$509,000	$—	$809,000	$776,050
Average interest rate	n/a	n/a	8.55%	6.18%	n/a

Total gross debt	$—	$—	$950,000	$509,000	$—	$1,459,000	$1,436,800

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $484.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $4.8 million.

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

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy their obligations under the contracts.

For more information about our interest rate swaps see Note 6 to the combined financial statements of our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4T.	Controls and Procedures

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

There was no change in UCHC’s internal control over financial reporting during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 Litigation in Part I — Item 1 Condensed Combined Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: May 8, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: May 8, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: May 8, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: May 8, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer