Form 10-Q
period 2008-09-28
Universal City Florida Holding Co. I; UCFH II Finance, Inc.; UCFH I Finance, Inc.; Universal City Florida Holding Co. II
filed 2008-11-07
CIK 1314357, 1314360, 1314359, 1314358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of November 7, 2008 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding. Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

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

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets

(UNAUDITED)

(In thousands)

	September 28, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$224,515	$138,139
Accounts receivable, net	32,582	34,025
Receivables from related parties	3,806	5,053
Inventories, net	44,422	42,240
Prepaid expenses and other assets	11,938	5,731
Assets held for sale	19,722	18,205

Total current assets	336,985	243,393

Property and equipment, at cost:
Land and land improvements	473,458	473,656
Buildings and building improvements	1,379,631	1,380,898
Equipment, fixtures and furniture	1,108,660	1,074,322
Construction in process	121,137	72,568

Total property and equipment, at cost	3,082,886	3,001,444
Less accumulated depreciation	(1,408,780)	(1,340,091)

Property and equipment, net	1,674,106	1,661,353

Other assets:
Investments in unconsolidated entities	13,140	12,828
Intangible assets, net	53,474	55,107
Deferred finance costs, net	18,232	20,323
Other assets	7,809	9,014

Total other assets	92,655	97,272

Total assets	$2,103,746	$2,002,018

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets (Continued)

(UNAUDITED)

(In thousands)

	September 28, 2008 (unaudited)	December 31, 2007
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$164,830	$137,942
Unearned revenue	60,615	46,681
Due to related parties	12,943	22,583
Current portion of capital lease and financing obligations	5,750	375

Total current liabilities	244,138	207,581

Long-term liabilities:
Long-term borrowings, net of current portion	1,457,751	1,457,126
Capital lease and financing obligations, net of current portion	27,136	31,113
Minority interest in equity of UCRP	6,594	7,294
Interest rate swap liability, at fair market value	5,138	5,106
Other	8,537	10,978

Total long-term liabilities	1,505,156	1,511,617

Partners’ equity:
Vivendi Universal Entertainment	179,795	143,963
Blackstone	179,795	143,963
Accumulated other comprehensive loss	(5,138)	(5,106)

Total partners’ equity	354,452	282,820

Total liabilities and partners’ equity	$2,103,746	$2,002,018

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Operating revenues:
Theme park passes	$132,412	$130,659	$348,846	$343,873
Theme park food and beverage	32,672	33,467	88,145	89,482
Theme park merchandise	29,350	28,936	79,497	79,131
Other theme park related	26,026	29,107	78,910	78,203
Other	43,762	44,516	121,221	123,169

Total operating revenues	264,222	266,685	716,619	713,858

Costs and operating expenses:
Theme park operations	46,562	44,818	133,368	128,014
Theme park selling, general and administrative	36,631	30,674	119,032	118,479
Theme park cost of products sold	31,951	31,332	87,955	85,734
Special fee payable to Vivendi Universal Entertainment and consultant fee	16,663	16,803	45,107	44,787
Depreciation and amortization	26,458	28,344	83,861	82,644
Other	34,365	34,056	106,728	104,116

Total costs and operating expenses	192,630	186,027	576,051	563,774

Operating income	71,592	80,658	140,568	150,084

Other expense (income):
Interest expense	34,177	36,867	101,273	110,315
Interest income	(986)	(2,344)	(2,759)	(4,998)
Income from investments in unconsolidated entities	(745)	(1,971)	(2,816)	(1,103)
Gain on sale of property and equipment	—	—	—	(2,776)
Minority interest in net earnings of UCRP	268	398	1,882	2,380

Total other expense	32,714	32,950	97,580	103,818

Net income	$38,878	$47,708	$42,988	$46,266

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Nine Months ended
	September 28, 2008	September 30, 2007
Operating activities:
Net cash and cash equivalents provided by operating activities	$172,463	$205,119
Investing activities:
Property and equipment acquisitions	(98,037)	(35,855)
Proceeds relating to capital reimbursements	2,136	6,898
Proceeds relating to notes receivable from sale of property and equipment	—	4,890
Proceeds relating to sale of property and equipment	—	3,058

Net cash and cash equivalents used in investing activities	(95,901)	(21,009)
Financing activities:
Distributions of minority interest in equity of UCRP	(2,582)	(2,769)
Tax distribution paid to partners	(11,610)	—
Partner contributions	28,676	—
Contributions to investments in unconsolidated entities	—	(3,656)
Payments for financing costs	(4,295)	—
Payments on long-term borrowings, capital lease and financing obligations, net	(375)	(13,771)

Net cash and cash equivalents provided by/(used in) financing activities	9,814	(20,196)
Net increase in cash and cash equivalents	86,376	163,914
Cash and cash equivalents at beginning of period	138,139	76,428

Cash and cash equivalents at end of period	$224,515	$240,342

Supplemental disclosures of non-cash information:
Increase of property and equipment in accrued liabilities	$597	$8,366

Disposal of fully depreciated assets	$13,539	$2,515

Increase in interest rate swap liability	$32	$375

Financing obligations	$—	$43,291

Decrease in interest rate swap asset	$—	$(4,050)

See accompanying notes.

Universal City Florida Holding Co. I And

Universal City Florida Holding Co. II and Subsidiaries

Notes to Condensed Combined Financial Statements

(SEPTEMBER 28, 2008 UNAUDITED)

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

The accompanying unaudited condensed combined financial statements include the consolidated amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “UCHC”); UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively “Finance”); Universal City Development Partners, Ltd. (“UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc.; and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company’s ultimate owners, each having a 50% interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“VUE”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended September 28, 2008 and September 30, 2007 each contained 91 days. The nine months ended September 28, 2008 contained 272 days, while the nine months ended September 30, 2007 contained 273 days.

Seasonality

Based on the seasonality of attendance, the results for the three months and nine months ended September 28, 2008 and September 30, 2007 are not necessarily indicative of results for the full year. Additionally, the Company’s attendance was adversely impacted by Tropical Storm Fay which brought inclement weather to Central Florida during a four-day period in August 2008.

Reclassification

Certain items in the prior years’ condensed combined financial statements have been reclassified to conform to the 2008 presentation. The December 31, 2007 assets held for sale on the condensed combined balance sheet have been reclassified to current assets. This reclassification had no impact on net income, total assets or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	September 28, 2008	December 31, 2007
Merchandise	$13,363	$12,648
Food and beverage	4,316	3,944
Operating supplies and maintenance parts	28,211	27,028
Less: reserves	(1,468)	(1,380)

Total	$44,422	$42,240

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost, and cost is determined by the net present value of payments in financing situations. Additionally, intangible assets are amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 11 years. Intangible assets totaled $53,474,000 and $55,107,000, respectively, as of September 28, 2008 and December 31, 2007. This included $14,177,000 and $12,570,000 in accumulated amortization, respectively, as of September 28, 2008 and December 31, 2007. Amortization expense amounted to $1,633,000 and $1,041,000, respectively, during the nine months ended September 28, 2008 and September 30, 2007, and $519,000 and $254,000, respectively, during the three months ended September 28, 2008 and September 30, 2007. Amortization of existing intangible assets will be approximately $1,981,000 and $2,151,000, respectively, for 2008 and 2009 and $5,441,000 in each of the following three years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three and nine months ended September 28, 2008, the Company incurred additional depreciation expense of approximately $334,000 and $2,537,000, respectively, relating to accelerating the life of various ride and show assets.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3 but does not believe that the adoption of the standard will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 161, but does not believe that the adoption of the standard will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of SFAS 160, but does not believe that the adoption of the standard will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS 141 (R) will impact the Company’s accounting for business combinations completed on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any item for which we elect the fair value measurement option would be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option.

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

2. Long-Term Borrowings

On July 28, 2008, UCDP amended the early maturity date feature in the senior secured credit facility to April 1, 2010 unless both the April 2010 notes and the UCHC May 2010 notes, are refinanced or repaid prior to that time. Additionally, the interest rate on the senior secured credit facility will increase from 3-month LIBOR plus 175 basis points to 3-month LIBOR plus 300 basis points, with a 3% floor on the LIBOR rate. Prior to the amendment, the maturity date was accelerated to December 1, 2009 if the April 2010 notes were not refinanced or repaid at that time, or to January 1, 2010 if UCHC’s May 2010 notes were not refinanced or repaid at that time. The maturity date of the term loan remains at June 9, 2011 if the early maturity date feature is not triggered. In conjunction with this amendment, UCDP paid a fee of $4,295,000 which will be amortized through April 1, 2010.

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	As of September 28, 2008	As of December 31, 2007
Senior secured credit facility	LIBOR + 300 bps	(1)	$509,000	$509,000
UCHC floating rate senior notes (“May 2010 notes”)	LIBOR + 475 bps	May 1, 2010	300,000	300,000
UCHC fixed rate senior notes (“May 2010 notes”)	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000

Gross principal payable			1,459,000	1,459,000
Unamortized discounts			(1,249)	(1,874)

Total debt			$1,457,751	$1,457,126

(1)	The maturity date of the senior secured credit facility is June 9, 2011, however, it is repayable in full at April 1, 2010, if the April 2010 notes and the May 2010 notes are not refinanced or repaid in full prior to such date.

As of September 28, 2008 and December 31, 2007, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 28, 2008 (in thousands, except percentages):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(3,677)	4.77%	Other comprehensive income	Fixed
125,000	October 15, 2009	(1,461)	4.41%	Other comprehensive income	Fixed

$325,000		$(5,138)

The Company is exposed to credit loss in the event of nonperformance by the other party to its derivative financial instruments. The Company limits this exposure by entering into agreements directly with major financial institutions that meet its credit standards and that are expected to satisfy their obligations under these contracts. The Company views derivative financial instruments as a risk management tool in the prudent operation of its business.

As described in Note 1, the Company adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s derivative financial instruments as of September 28, 2008 are valued using inputs that fall within Level 2 of the three-tier hierarchy established by SFAS 157.

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	September 28, 2008	December 31, 2007
Accounts payable	$20,452	$11,602
Capital expenditures	25,414	24,817
Marketing and advertising	9,013	10,322
Interest	43,005	26,916
Compensation and benefits	26,272	32,826
Operating accruals	14,037	17,716
Consulting fees	5,613	4,464
Property and sales tax	15,573	2,301
Other	5,451	6,978

Total	$164,830	$137,942

5. Capital Leases and Financing Obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,395,000 and $42,590,000, related to financing obligations and capital leases as of September 28, 2008 and December 31, 2007, respectively. This included $195,000 and $0 in accumulated amortization as of September 28, 2008 and December 31, 2007, respectively. At September 28, 2008, future minimum payments due under financing obligations and capital leases totaled approximately $32,885,000 (net of $13,865,000 in interest). The net present value of future minimum payments include $5,443,000, $3,958,000, $3,679,000, $3,419,000, $3,354,000 and $13,032,000, due in 2009, 2010, 2011, 2012, 2013 and years subsequent to 2013, respectively.

6. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$38,878	$47,708	$42,988	$46,266
Change in fair value of interest rate swaps designated as hedges	1,116	(5,227)	(32)	(4,425)

Comprehensive income	$39,994	$42,481	$42,956	$41,841

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three and nine months ended September 28, 2008 the Company paid fees of $10,325,000, and $28,063,000, respectively, and for the three and nine months ended September 30, 2007, the Company paid fees of $11,059,000, and $27,075,000, respectively, to Vivendi Universal Entertainment. In addition, at September 28, 2008 and December 31, 2007, respectively, the amount due to related parties included $11,241,000 and $9,015,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

The most restrictive quarterly covenant within the Company’s debt agreements for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20,000,000 and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20,000,000 annually. As these ratios were met as of September 28, 2008, payments of $11,241,000 in special fees will be made during the fourth quarter of 2008.

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

Meanwhile, on April 17, 2007, the Property Appraiser filed a Complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. On May 16, 2007, UCDP filed two lawsuits against the Property Appraiser, Tax Collector and the FDOR, challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and IOA and for (ii) UCDP’s parking garages. The parties are currently engaged in motion practice and discovery and the Company cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

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

9. Subsequent event

In October 2008, upon completing its quarterly assessment of the Company’s performance during the first nine months of 2008 and its covenant compliance under its debt instruments, the Company paid distributions to Blackstone and Vivendi Universal Entertainment of approximately $29,000,000 with respect to such period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

Driven by a weakening economy, our attendance for the first nine months of 2008 was down approximately 1% compared to the same period in 2007. However, guest spending for the year increased by approximately 1%, which propelled year-over-year revenue growth of $2.8 million. Due to increased operating expenses driven by an investment in our parks’ content, increased commodity and fuel costs and a $2.8 million gain on the sale of land in 2007, our net income decreased by $3.3 million in the first nine months of the year compared to 2007. We finished the third quarter in a strong financial position with $324.5 million in cash and cash equivalents, including $100.0 million in unused revolving credit. We also owed $1,457.8 million on our long-term debt at September 28, 2008.

Seasonality

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. Since opening in 1991, our parks have been closed only five days due to the inclement weather caused by hurricanes, four of which occurred during the 2004 and 2005 hurricane seasons. Additionally, our attendance was adversely impacted by Tropical Storm Fay which brought inclement weather to Central Florida during a four-day period in August.

Based on the seasonality of our attendance, the results for the three and nine-month periods ended September 28, 2008 and September 30, 2007 are not necessarily indicative of results for the full year.

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

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 8 in Part 1, Item 1. Condensed Combined Financial Statements (unaudited) in this document for more detailed information on litigation exposure.

Period end

The three months ended September 28, 2008 and September 30, 2007 each contained 91 days. The nine months ended September 28, 2008 contained 272 days, while the nine months ended September 30, 2007 contained 273 days.

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

Results of Operations

	Three months ended		% Change
(In thousands, except percentages and per cap data)	September 28, 2008	September 30, 2007	Favorable/ (unfavorable)
Operational data:
Paid theme park admissions	3,048	3,114	(2.1)%
Turnstile theme park admissions	3,262	3,319	(1.7)%
Theme park pass revenue per paid admission	$43.44	$41.96	3.5%
Theme park food, beverage and merchandise revenue per turnstile admission	19.01	18.80	1.1%
Other theme park related revenue per turnstile admission	7.98	8.77	(9.0)%

Statement of operations data:
Operating revenues:
Theme park passes	$132,412	$130,659	1.3%
Theme park food and beverage	32,672	33,467	(2.4)%
Theme park merchandise	29,350	28,936	1.4%
Other theme park related	26,026	29,107	(10.6)%
Other	43,762	44,516	(1.7)%

Total operating revenues	264,222	266,685	(0.9)%
Costs and operating expenses:
Theme park operations	46,562	44,818	(3.9)%
Theme park selling, general and administrative	36,631	30,674	(19.4)%
Theme park cost of products sold	31,951	31,332	(2.0)%
Special fee to Vivendi Universal Entertainment and consultant fee	16,663	16,803	0.8%
Depreciation and amortization	26,458	28,344	6.7%
Other	34,365	34,056	(0.9)%

Total costs and operating expenses	192,630	186,027	(3.5)%

Operating income	71,592	80,658	(11.2)%
Non-operating expenses	32,714	32,950	0.7%

Net income	$38,878	$47,708	(18.5)%

Three Months Ended September 28, 2008 Compared to Three Months Ended September 30, 2007

Paid Theme Park Admissions decreased 2% during the third quarter of 2008 compared to the third quarter of 2007. International attendance had low double-digit percentage growth while our domestic markets saw low double-digit percentage declines. We believe our domestic attendance declines are affected by the continued downturn in the United States economy and high fuel prices that persisted throughout the third quarter in 2008. Additionally, our attendance was adversely impacted by Tropical Storm Fay which brought inclement weather to Central Florida during a four-day period in August. Our total Operating Revenues decreased $2.5 million, or 1%, driven by the attendance shortfall, which was offset partially by a 1% increase in per capita spending. We also experienced a $2.3 million decrease in our corporate special event business.

Theme Park Operations were unfavorable by $1.7 million due to increased maintenance and operational costs, as a result of the opening of the SimpsonsTM and DisasterSM attractions, which opened in the second quarter of 2008 and fourth quarter of 2007, respectively. Theme park selling, general and administrative costs were unfavorable $6.0 million, due to an increase in marketing expenses of $4.3 million resulting from a shift in the timing of spend. Our gross margin percentage on the sale of food, beverage and merchandise product decreased from 49.8% during the three months ended September 30, 2007 to 48.5% during the three months ended September 28, 2008. This decrease is largely due to increased commodity and fuel costs during the three months ended September 28, 2008. Depreciation and amortization expenses were favorable by $1.9 million in 2008 primarily due to accelerated depreciation in 2007. Non-operating expenses were favorable by $0.2 million. This resulted primarily from decreased interest expense of $2.7 million due to declining interest rates on our floating rate debt. This was partially offset by lower interest income of $1.4 million and reduced operating results from our unconsolidated entities of $1.2 million.

	Nine Months ended		% Change
(In thousands, except percentages and per cap data)	September 28, 2008	September 30, 2007	Favorable/ (unfavorable)
Operational data:
Paid theme park admissions	8,228	8,318	(1.1)%
Turnstile theme park admissions	8,838	8,901	(0.7)%
Theme park pass revenue per paid admission	$42.40	$41.34	2.6%
Theme park food, beverage and merchandise revenue per turnstile admission	18.97	18.94	0.2%
Other theme park related revenue per turnstile admission	8.93	8.79	1.6%

Statement of operations data:
Operating revenues:
Theme park admissions	$348,846	$343,873	1.4%
Theme park food and beverage	88,145	89,482	(1.5)%
Theme park merchandise	79,497	79,131	0.5%
Other theme park related	78,910	78,203	0.9%
Other	121,221	123,169	(1.6)%

Total operating revenues	716,619	713,858	0.4%
Costs and operating expenses:
Theme park operations	133,368	128,014	(4.2)%
Theme park selling, general and administrative	119,032	118,479	(0.5)%
Theme park cost of products sold	87,955	85,734	(2.6)%
Special fee to Vivendi Universal Entertainment and consultant fee	45,107	44,787	(0.7)%
Depreciation and amortization	83,861	82,644	(1.5)%
Other	106,728	104,116	(2.5)%

Total costs and operating expenses	576,051	563,774	(2.2)%

Operating income	140,568	150,084	(6.3)%
Non-operating expenses	97,580	103,818	6.0%

Net income	$42,988	$46,266	(7.1)%

Nine Months Ended September 28, 2008 Compared to Nine Months Ended September 30, 2007

Paid Theme Park Admissions were down 1% during the first nine months of 2008 compared to the first nine months of 2007 due to the weakening economy. International attendance had low double-digit percentage growth while our domestic markets saw mid-single-digit percentage declines. Despite this shortfall, our total Operating Revenues increased $2.8 million, or 0.4%, driven by 2% growth in per capita spending. We also experienced a $1.9 million increase in our corporate special event business and $3.8 million in growth from our travel company driven by new initiatives. This was partially offset by $3.9 million in lower revenues from CityWalk.

Theme Park Operations were unfavorable by $5.4 million due to increased maintenance, entertainment and operational costs, as a result of a shift in the timing of maintenance spending and the opening of the SimpsonsTM and DisasterSM attractions, which opened in the second quarter of 2008 and fourth quarter of 2007, respectively. Our gross margin percentage on the sale of food, beverage and merchandise product decreased from 49.2% during the nine months ended September 30, 2007 to 47.5% during the nine months ended September 28, 2008. This decrease is largely due to increased commodity and fuel costs during the nine months ended September 28, 2008. Other operating costs increased by $2.6 million predominately due to $3.2 million in incremental expenses from our travel company resulting from its higher revenues. Non-operating Expenses were favorable by $6.2 million from the prior year period. This resulted primarily from higher gains from unconsolidated entities of $1.7 million and decreased interest expense of $9.0 million due to the declining interest rates on our floating rate debt. These were partially offset by a $2.8 million gain from the sale of land in 2007 as well as the reduction of interest income of $2.2 million, due to lower interest rates earned.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as net income excluding: (i) interest expense, net of interest income; and (ii) depreciation and amortization. We have included EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt, to generate cash flow, and to measure Company operating performance under our Annual Incentive Plan. In addition, it is the primary basis in UCDP’s senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe UCDP’s senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in UCDP’s senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. The calculation of EBITDA under our indentures is different, although it generally results in a similar figure. We have defined EBITDA in accordance with UCDP’s credit agreement because it is an important liquidity measure. EBITDA is not prepared in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative for net income, net cash and equivalents provided by operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cash and cash equivalents provided by operating activities	$91,544	$90,910	$172,463	$205,119
Adjustments:
Interest expense	34,177	36,867	101,273	110,315
Interest income	(986)	(2,344)	(2,759)	(4,998)
Amortization of deferred finance costs	(2,580)	(1,903)	(6,386)	(5,710)
Gain on sale of property and equipment	—	—	—	2,776
Distributions from investments in unconsolidated entities	(772)	(304)	(2,504)	(1,161)
Income from investments in unconsolidated entities	745	1,971	2,816	1,103
Accretion of bond discount	(209)	(208)	(625)	(629)
Interest on financing obligations	(596)	(561)	(1,773)	(788)
Minority interest in net earnings of UCRP	(268)	(398)	(1,882)	(2,380)
Change in working capital	(22,528)	(13,455)	(35,260)	(69,420)

EBITDA	$98,527	$110,575	$225,363	$234,227

The following is a reconciliation of net income to EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$38,878	$47,708	$42,988	$46,266
Adjustments:
Interest expense	34,177	36,867	101,273	110,315
Depreciation and amortization	26,458	28,344	83,861	82,644
Interest income	(986)	(2,344)	(2,759)	(4,998)

EBITDA	$98,527	$110,575	$225,363	$234,227

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Nine Months ended
	September 28, 2008	September 30, 2007
Net cash and cash equivalents provided by operating activities	$172,463	$205,119
Net cash and cash equivalents used in investing activities	95,901	21,009
Capital expenditures	98,037	35,855
Net cash and cash equivalents provided by/(used in) financing activities	9,814	(20,196)

During the nine months ended September 28, 2008 and September 30, 2007, respectively, net cash provided by operating activities was $172.5 million and $205.1 million. The decrease is largely due to changes in working capital accounts of $34.2 million, which were driven mainly by the timing of payments on marketing invoices in addition to changes in our deferred revenue balance.

Net cash used in investing activities for the nine months ended September 28, 2008 and September 30, 2007, totaled $95.9 million and $21.0 million, respectively. The cash flows were primarily comprised of capital expenditures in each year with slight offsets resulting from capital reimbursements, and in the case of 2007, proceeds from land sales. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be approximately $150.0 million during 2008. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions. A large portion of this cost relates to the design and construction of our Simpsons™ attraction, which opened to the public on April 28, 2008 and the upcoming Harry Potter™ island which we anticipate opening by the summer of 2010. Additionally, we are constructing a new roller coaster ride that will open in 2009. We estimate our total anticipated capital investment in these attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions. This also takes into account the net present value of all license fee payments, including license fee payments to Warner Bros. Consumer Products Inc. that would become payable during the renewal option periods, but does not include merchandise royalties.

During the nine months ended September 28, 2008, net cash provided by financing activities totaled $9.8 million, while net cash flows used in financing activities totaled $20.2 million during the nine months ended September 30, 2007. For 2008, the amount consisted primarily of contributions made by our Partners of $28.7 million partially offset by tax distributions made to the Partners of $11.6 million and payments for financing costs of $4.3 million. These financing costs resulted from the amendment to the early maturity date feature in UCDP’s senior secured credit facility as discussed below. For 2007, the amount mainly consisted of payments on financing obligations and contributions to investments in unconsolidated entities.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	September 28, 2008	December 31, 2007
Cash and cash equivalents	$224,515	$138,139
Unused portion of revolving credit facility	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	5,750	375
Current portion of special fees	11,241	9,015
Total long-term obligations (1)	1,484,887	1,488,239

(1)	Long-term obligations include long-term borrowings (excluding current portions), and long-term capital lease and financing obligations.

At September 28, 2008, our total debt was $1,457.8 million, which included $450.0 million outstanding under the bonds due in May 2010, $498.8 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $1.2 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At September 28, 2008, we also had $324.5 million in cash and cash equivalents and unused revolving credit, consisting of $224.5 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. UCDP’s senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of September 28, 2008. On July 28, 2008, UCDP amended the early maturity date feature in the senior secured credit facility to April 1, 2010 unless both the April 2010 notes and the UCHC May 2010 notes, are refinanced or repaid prior to that time. Additionally, the interest rate on the senior secured credit facility will increase from 3-month LIBOR plus 175 basis points to 3-month LIBOR plus 300 basis points, with a 3% floor on the LIBOR rate. Prior to the amendment, the maturity date was accelerated to December 1, 2009 if the April 2010 notes were not refinanced or repaid at that time, or to January 1, 2010 if UCHC’s May 2010 notes were not refinanced or repaid at that time. The maturity date of the term loan remains at June 9, 2011 if the early maturity date feature is not triggered. In conjunction with this amendment, UCDP paid a fee of $4.3 million which will be amortized through April 1, 2010. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating has remained essentially consistent during 2008, we cannot be assured that future changes in our ratings will not occur.

As a result of the debt amendment, we believe that funds generated from UCDP’s operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the next 12 months. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under UCDP’s revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

We are subject to certain refinancing risks, see Item 1A. Risk Factors in Part II – Other Information in this document as well as Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further discussion.

Special fees

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to the refinancing of UCDP’s senior secured credit facility in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit facility). These ratios were met as of December 31, 2007 and June 29, 2008. Accordingly, during the three and nine months ended September 28, 2008, we paid fees of $10.3 million and $28.1 million, respectively to Vivendi Universal Entertainment. As these ratios were also met as of September 28, 2008, a payment of $11.2 million in special fees will be made during the fourth quarter of 2008. At September 28, 2008 and December 31, 2007, respectively, our combined balance sheet included $11.2 million and $9.0 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; the seasonality of our business; costs of commodities and fuel; and the substantial indebtedness of us and our subsidiaries, including the refinancing risk related thereto. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report. All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2008	2009	2010	2011	2012	Total
Debt:
Fixed rate debt	$—	$—	$650,000	$—	$—	$650,000
Average interest rate	n/a	n/a	10.97%	n/a	n/a
Variable rate debt	$—	$—	$300,000	$509,000	$—	$809,000
Average interest rate	n/a	n/a	7.63%	6.00%	n/a

Total gross debt	$—	$—	$950,000	$509,000	$—	$1,459,000

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

The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results, and our actual results will likely vary.

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

There was no change in UCHC’s internal control over financial reporting during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 Litigation in Part I — Item 1 Condensed Combined Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. Due to the amended term in the senior secured credit facility discussed in Note 2 Long-Term Borrowings in Part I — Item 1 Condensed Combined Financial Statements (unaudited), one of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 has been updated as follows:

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

We cannot assure you that UCDP will be able to refinance the UCDP amended and restated senior secured credit agreement in the timeframe anticipated, on commercially agreeable terms or at all. In addition, we cannot make assurances that they will be able to repay in full or refinance the May 2010 notes on commercially reasonable terms, or at all, or that UCDP will be able to repay in full or refinance the April 2010 notes on commercially reasonable terms, or at all. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity, capital resources and financial position.” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. If any of our subsidiaries cannot service its indebtedness, it may have to take actions such as selling assets, seeking additional equity contributions or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. These alternative measures may not be successful and may not permit that subsidiary to meet scheduled debt service obligations. Our subsidiaries could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet their debt service and other obligations. Any of the foregoing could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Tracey L. Stockwell, our Principal Financial Officer and the Principal Financial Officer of Universal City Development Partners, Ltd. (UCDP), has an employment contract with UCDP. This contract was due to expire on January 22, 2009. On September 26, 2008, Ms. Stockwell’s contract was extended until January 22, 2011. No other key terms were modified. This employment contract is listed as exhibit number 10.3 within Item 6. Exhibits of this filing.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed May 29, 2008.

10.2	First Amendment dated July 25, 2008 to the Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent, previously filed as Exhibit 99.1 to our report on Form 8-K on July 28, 2008.

10.3	Amendment to Employment Agreement of Tracey L. Stockwell, previously filed as Exhibit 10.1 to our report on Form 8-K on October 2, 2008.

31(i).1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31(i).8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Florida Holding Co. I Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCFH I Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.5	Certification of Principal Executive Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.6	Certification of Principal Financial Officer of Universal City Florida Holding Co. II Pursuant to 18 U.S.C. Section 1350

32.7	Certification of Principal Executive Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.8	Certification of Principal Financial Officer of UCFH II Finance, Inc. Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: November 7, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH I FINANCE, INC.

Date: November 7, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: November 7, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer

UCFH II FINANCE, INC.

Date: November 7, 2008	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer/Chief Financial Officer