Form 10-Q
period 2009-06-28
Universal City Florida Holding Co. I; Universal City Florida Holding Co. II; UCFH I Finance, Inc.; UCFH II Finance, Inc.
filed 2009-08-06
CIK 1314357, 1314358, 1314359, 1314360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of August 6, 2009 there were 100 and 100 shares of common stock of UCFH I Finance, Inc. and UCFH II Finance, Inc., respectively, outstanding. Not applicable to Universal City Florida Holding Co. I and Universal City Florida Holding Co. II.

UCFH I Finance, Inc. and UCFH II Finance, Inc. are wholly owned subsidiaries of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II, and were formed for the sole purpose of acting as a co-issuer of the Registrants’ floating rate and 8.375% senior notes due 2010. UCFH I Finance, Inc. and UCFH II Finance, Inc. do not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCFH I Finance, Inc. and UCFH II Finance, Inc. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets

(In thousands)

	June 28, 2009	December 31,
	(unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$50,640	$98,350
Accounts receivable, net	31,848	27,521
Receivables from related parties	1,520	7,441
Inventories, net	46,016	42,565
Prepaid expenses and other assets	15,983	8,899
Current portion of deferred finance costs, net	9,226	—
Assets held for sale	17,637	17,637
Total current assets	172,870	202,413

Property and equipment, at cost:
Land and land improvements	476,907	475,021
Buildings and building improvements	1,387,100	1,381,492
Equipment, fixtures and furniture	1,107,278	1,112,537
Construction in process	219,083	157,117
Total property and equipment, at cost:	3,190,368	3,126,167
Less accumulated depreciation	(1,472,269)	(1,426,192)
Property and equipment, net	1,718,099	1,699,975

Other assets:
Investments in unconsolidated entities	11,953	11,939
Intangible assets, net	51,998	52,955
Deferred finance costs, net	—	15,230
Other assets	6,834	6,551
Total other assets	70,785	86,675

Total assets	$1,961,754	$1,989,063

Continued on next page.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Balance Sheets (Continued)

(In thousands)

	June 28, 2009	December 31,
	(unaudited)	2008
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$135,381	$132,315
Unearned revenue	57,578	45,508
Due to related parties	10,514	11,696
Interest rate swap liability, at fair market value	4,640	9,176
Current portion of capital lease and financing obligations	5,561	5,822
Current portion of long-term borrowings	1,458,375	—
Total current liabilities	1,672,049	204,517

Long-term liabilities:
Long-term borrowings	—	1,457,960
Capital lease and financing obligations, net of current portion	28,644	27,929
Other	6,359	6,725
Total long-term liabilities	35,003	1,492,614

Partners' equity:
Vivendi Universal Entertainment	124,910	144,563
Blackstone	124,910	144,563
Accumulated other comprehensive loss	(1,651)	(3,976)
Total Partners’ equity	248,169	285,150
Noncontrolling interest in UCRP	6,533	6,782
Total equity	254,702	291,932

Total liabilities and equity	$1,961,754	$1,989,063

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Operating revenues:
Theme park passes	$109,239	$117,017	$191,016	$216,434
Theme park food and beverage	26,350	31,081	45,046	55,488
Theme park merchandise	23,016	26,829	39,804	50,148
Other theme park related	22,474	29,051	40,519	53,783
Other	34,663	37,890	63,146	73,320
Total operating revenues	215,742	241,868	379,531	449,173

Costs and operating expenses:
Theme park operations	43,296	44,892	83,721	88,051
Theme park selling, general and administrative	30,928	45,551	64,264	84,703
Theme park cost of products sold	24,738	29,436	44,668	56,374
Special fee payable to Vivendi Universal Entertainment and consultant fee	13,674	15,407	23,903	28,444
Depreciation and amortization	26,199	28,166	52,829	57,403
Other	25,555	33,758	52,000	65,223
Total costs and operating expenses	164,390	197,210	321,385	380,198

Operating income	51,352	44,658	58,146	68,975

Other expense (income):
Interest expense	33,414	33,261	66,543	67,096
Interest income	(60)	(678)	(131)	(1,772)
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(1,158)	—	(2,211)	—
Income from investments in unconsolidated entities	(530)	(586)	(1,329)	(2,071)
Total other expense, net	31,666	31,997	62,872	63,253

Net income (loss)	19,686	12,661	(4,726)	5,722

Less: net income attributable to the noncontrolling interest in UCRP	726	863	1,212	1,614

Net income (loss) attributable to the Partners	$18,960	$11,798	$(5,938)	$4,108

See accompanying notes

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statement of Comprehensive Income and Changes in Partners’ Equity

(UNAUDITED)

(In thousands)

	UCHC's Partners
	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive Income (Loss)	Noncontrolling interest in UCRP	Total Equity	Comprehensive Income (Loss)
Balance at December 31, 2008	$144,563	$144,563	$(3,976)	$6,782	$291,932

Distributions to noncontrolling interest in UCRP	—	—	—	(1,461)	(1,461)	$—
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	—	—	2,325	—	2,325	2,325
Distributions to Partners	(16,684)	(16,684)	—	—	(33,368)
Net (loss) income	(2,969)	(2,969)	—	1,212	(4,726)	(4,726)

Balance at June 28, 2009	$124,910	$124,910	$(1,651)	$6,533	$254,702	$(2,401)

See accompanying notes.

Universal City Florida Holding Co. I and

Universal City Florida Holding Co. II and Subsidiaries

Condensed Combined Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$56,453	$80,919

Cash flows from investing activities
Property and equipment acquisitions	(70,584)	(60,832)
Proceeds relating to capital reimbursements	2,054	—

Net cash and cash equivalents used in investing activities	(68,530)	(60,832)

Cash flows from financing activities
Payment of partner distributions	(33,368)	(11,610)
Distributions of noncontrolling interest in UCRP	(1,461)	(1,874)
Payments on long-term borrowings, capital lease and financing obligations, net	(804)	(375)

Net cash and cash equivalents used in financing activities	(35,633)	(13,859)

Net (decrease) increase in cash and cash equivalents	(47,710)	6,228
Cash and cash equivalents at beginning of year	98,350	138,139

Cash and cash equivalents at end of period	$50,640	$144,367

Supplemental disclosures of noncash information
Increase of property and equipment in accrued liabilities	$1,466	$9,430

Decrease/(increase) in interest rate swap liability	$4,536	$(1,148)

Disposal of fully depreciated assets	$5,795	$1,978

See accompanying notes.

Universal City Florida Holding Co. I And

Universal City Florida Holding Co. II and Subsidiaries

Notes to Condensed Combined Financial Statements

(UNAUDITED)

1. General

Basis of Presentation

The accompanying unaudited condensed combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed combined financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2008 and the notes thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

The accompanying unaudited condensed combined financial statements include the consolidated amounts of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively “UCHC” or “Holdings”); UCFH I Finance, Inc. and UCFH II Finance, Inc. (collectively “Finance”); Universal City Development Partners, Ltd. (“UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc. ("UCDP Finance"); and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

The Company’s ultimate owners, each having a 50% interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”) (collectively, the “Partners”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“VUE”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBC Universal”).

Period End

The three months ended June 28, 2009 and June 29, 2008 each contained 91 days. The six months ended June 28, 2009 contained 179 days, while the six months ended June 29, 2008 contained 181 days.

Seasonality

Based on the seasonality of attendance, the results for the three and six months ended June 28, 2009 and June 29, 2008 are not necessarily indicative of results for the full year. The week before and after Easter are peak attendance periods. In 2008, Easter was on March 23. In 2009, Easter was on April 12. This shift in Easter moved the peak attendance period from the first quarter of 2008 to the second quarter of 2009.

Reclassifications

Noncontrolling interest in UCRP (formerly known as minority interest) has been reclassified to conform to SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). See discussion below under the caption “Recent Accounting Pronouncements.”

Inventories

The major components of inventories are as follows (in thousands):

	June 28, 2009	December 31, 2008
Merchandise	$16,179	$12,421
Food and beverage	3,169	3,962
Operating supplies and maintenance parts	28,639	28,156
Less: reserves	(1,971)	(1,974)

Total	$46,016	$42,565

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average amortizable life of 11 years. Intangible assets totaled $51,998,000 and $52,955,000, respectively, as of June 28, 2009 and December 31, 2008. This included $15,653,000 and $14,696,000 in accumulated amortization, respectively, as of June 28, 2009 and December 31, 2008. Amortization expense amounted to $405,000 and $519,000, respectively, during the three months ended June 28, 2009 and June 29, 2008, and $957,000 and $1,115,000, respectively, during the six months ended June 28, 2009 and June 29, 2008. Amortization of existing intangible assets will be approximately $1,768,000 for 2009 and $5,255,000 for each of the following four years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three months ended June 28, 2009 and June 29, 2008, and the six months ended June 28, 2009 and June 29, 2008, the Company incurred additional depreciation expense of $937,000, $944,000, $1,853,000 and $2,203,000 respectively, relating to accelerating the life of various ride and show assets.

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

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	June 28, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,458,375	$1,329,730	$1,457,960	$964,990
Interest rate swap liabilities	4,640	4,640	9,176	9,176
Total	$1,463,015	$1,334,370	$1,467,136	$974,166

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. FSP 142-3 became effective for the Company on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, FSP 142-3 did not impact the Company’s current financial statements as the Company did not acquire any intangible assets during the six months ended June 28, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 became effective for the Company on January 1, 2009. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows as it is primarily disclosure related.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 became effective for the Company on January 1, 2009. This guidance impacts the presentation of noncontrolling interests in certain of the Company’s investments in consolidated entities. Specifically, SFAS 160 impacted the Company’s financial statements by reclassifying the noncontrolling interest in UCRP (formerly known as minority interest) from the liability section into the equity section of the Condensed Combined Balance Sheets. As a result, the net income attributable to the noncontrolling interest in UCRP is no longer excluded from the determination of net income (or loss) on the Condensed Combined Statements of Operations. The determination of the income attributable to noncontrolling interest in UCRP continues to be calculated based on the underlying ownership percentage. The adoption resulted in the reclassification of $6,782,000 of noncontrolling interest in UCRP from minority interest to Partners’ equity on the December 31, 2008 Condensed Combined Balance Sheets and the presentation of net income of $726,000, $863,000, $1,212,000 and $1,614,000 attributable to the noncontrolling interest in UCRP in the Condensed Combined Statements of Operations for the three months ended June 28, 2009 and June 29, 2008 and six months ended June 28, 2009 and June 29, 2008, respectively. The Company has not re-issued its historical combined financial statements to reflect the application of SFAS 160.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Although SFAS 141 (R) will impact the Company’s accounting for business combinations completed on or after January 1, 2009, SFAS 141 (R) did not impact the Company’s current financial statements as the Company did not enter into any business combinations during the six months ended June 28, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 specifically sets forth guidance pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 became effective for the Company on June 28, 2009. The Company’s adoption of the standard resulted in additional disclosures surrounding the Company’s subsequent events (see note 9 below).

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim or annual financial periods ending after June 15, 2009. FSP FAS 107-1 became effective for the Company in the period ended June 28, 2009. The Company’s adoption of the standard resulted in additional disclosures surrounding the interim fair values of the Company’s financial instruments, under the caption “Financial Instruments” above.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities", and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Liquidity

As of June 28, 2009, the Company had indebtedness totaling $949,375,000 under the April 2010 notes and the May 2010 notes. Additionally, $509,000,000 of debt under the term loan component of the senior secured credit facilities would become due on April 1, 2010 unless the April 2010 notes and the May 2010 notes are not refinanced or repaid prior to such date.  As a result of its significant working capital deficiency, the Company will be required to refinance this debt prior to the stated maturity date.  These balances are classified as current liabilities in the accompanying Condensed Combined Balance Sheets as of June 28, 2009 as they either mature within a year or the maturity date could accelerate to within a year.  Accordingly, the Company intends to refinance the April 2010 notes, the May 2010 notes and the term loan; however, no assurances can be made regarding its ability to satisfy its liquidity and working capital requirements.  The Company's liquidity could also be negatively impacted by its arrangement with the Consultant as more fully described in Note 8.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands, except percentages):

			As of June 28,	As of December 31,
	Interest Rate	Maturity Date	2009	2008
Term loan under the senior secured credit facilities	LIBOR + 3.00% (1)	(2)	$ 509,000	$ 509,000
UCHC floating rate notes ("May 2010 notes")	LIBOR + 4.75%	May 1, 2010	300,000	300,000
UCHC fixed rate notes ("May 2010 notes")	8.38%	May 1, 2010	150,000	150,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000

Gross principal payable			1,459,000	1,459,000
Unamortized discounts			(625)	(1,040)

Total debt			$ 1,458,375	$ 1,457,960

(1) The LIBOR interest rate on the term loan under the senior secured credit facilities is subject to a 3.00% floor.

(2) The maturity date of the term loan under the senior secured credit facilities is June 9, 2011 ; however, it is repayable in full at April 1, 2010, if the April 2010 notes and the May 2010 notes are not refinanced or repaid in full prior to such date.

As of June 28, 2009 and December 31, 2008, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The Company is exposed to market risks relating to fluctuations in interest rate. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. The Company utilizes interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. The Company does not use financial instruments for trading purposes. The Company specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that the Company would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities under SFAS 133 are recognized as other comprehensive income (loss) in the accompanying combined statements of comprehensive income and changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying combined statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis, over the remaining life of the interest rate swap, through the change in the fair value of interest rate swaps in the accompanying combined statements of operations. In the fourth quarter of 2008, the Company’s interest rate swap agreements became ineffective in accordance with SFAS No. 133, as amended. Accordingly, the accounting treatment for these interest rate swaps is different during the three and six months ended June 28, 2009 as compared to the three and six months ended June, 29, 2008. The following table summarizes the notional values and fair values of our derivative financial instruments as of June, 28, 2009 (in thousands, except percentages):

Notional value	Expiration date	Fair value	Interest rate	Accounting Treatment	Terms

$200,000	November 20, 2009	$(3,258)	4.77%	Statement of operations	Fixed
125,000	October 15, 2009	(1,382)	4.41%	Statement of operations	Fixed
$325,000		$(4,640)

The following table summarizes the changes in fair value of the Company's interest rate swaps (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive (loss)

Swap #7 (1)	$864	$—	$—	$1,995	$1,637	$—	$—	$(582)
Swap #8 (1)	1,455	—	—	3,639	2,899	—	—	(566)
Ineffective amortization (1)	(1,161)	1,161	—	—	(2,325)	2,325	—	—
Total	$1,158	$1,161	$—	$5,634	$2,211	$2,325	$—	$(1,148)

(1) Swaps #7 and #8 became ineffective in the fourth quarter of 2008.

The Company is exposed to credit loss in the event of nonperformance by the other party to its derivative financial instruments. The Company limits this exposure by entering into agreements directly with a number of major financial institutions that meet its credit standards and that are expected to satisfy their obligations under these contracts. The Company views derivative financial instruments as a risk management tool in the prudent operation of its business.

The Company utilizes SFAS No. 157, "Fair Value Measurements" ("SFAS 157") in relation to its accounting for assets and liabilities carried at fair value. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s derivative financial instruments as of June 28, 2009 are valued using inputs that fall within Level 2 of the three-tier hierarchy established by SFAS 157. Furthermore, as of June 28, 2009 and December 31, 2008, respectively, the Company did not have assets or liabilities valued using inputs that fall within Level 1 or Level 3 of the three-tier hierarchy established by SFAS 157. Information to determine the fair values of the interest rate swap agreements is provided to the Company by the counterparty. The Company believes the LIBOR yield curves are the primary significant input used by the counterparty to determine the fair value information. LIBOR yield curves are considered Level 2 observable market inputs. Additionally, in making the fair value determination, the Company monitors the credit and nonperformance risk associated with its derivative counterparties and believes they are not material to the interest rate swap agreements and do not require a credit adjustment at June 28, 2009 or December 31, 2008, respectively.

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	June 28, 2009	December 31, 2008
Accounts payable	$8,186	$10,920
Capital expenditures	38,183	36,717
Marketing and advertising	7,091	4,832
Interest	23,951	26,064
Compensation and benefits	24,852	27,301
Operating accruals	12,470	15,043
Consulting fees	4,607	4,443
Property and sales tax	11,054	1,972
Other	4,987	5,023

Total	$135,381	$132,315

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,439,000 and $42,788,000, related to financing obligations and capital leases as of June 28, 2009 and December 31, 2008, respectively. This included $1,110,000 and $761,000 in accumulated depreciation and amortization as of June 28, 2009 and December 31, 2008, respectively. At June 28, 2009, future minimum payments due under financing obligations and capital leases totaled approximately $34,205,000 (net of $12,029,000 in interest). Future minimum payments include $5,035,000, $4,250,000, $3,950,000, $3,657,000, $3,543,000, and $13,770,000, due in 2009, 2010, 2011, 2012, 2013, and years subsequent to 2013, respectively.

6. Comprehensive income (loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net Income (loss)	$19,686	$12,661	$(4,726)	$5,722

Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	1,161	—	2,325	—
Change in fair value of interest rate swaps designated as hedges	—	5,634	—	(1,148)
Comprehensive income (loss)	20,847	18,295	(2,401)	4,574
Less: comprehensive income attributable to the noncontrolling interest in UCRP	726	863	1,212	1,614
Comprehensive income (loss) attributable to the Partners	$20,121	$17,432	$(3,613)	$2,960

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended June 28, 2009 and June 29, 2008, the Company paid fees to Vivendi Universal Entertainment of $6,810,000 and $8,715,000, respectively, while during the six months ended June 28, 2009 and June 29, 2008, the Company paid fees of $15,670,000 and $17,730,000, respectively, to Vivendi Universal Entertainment. In addition, at June 28, 2009 and December 31, 2008, respectively, the amount due to related parties included $9,130,000 and $8,861,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

Subsequent to the Company’s refinancings in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). As these ratios were met as of June 28, 2009, payments of $9,130,000 in special fees will be made during the third quarter of 2009.

8. Commitments and Contingencies

Settlement of Assessment Disputes

In June 2009, the Company settled all of the property tax assessment disputes described below for an amount that is not material to its financial statements. The following description of these disputes is provided solely for historical background information.

2008 Assessments

On December 5, 2008, UCDP filed complaints in state circuit court challenging the 2008 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. On February 2, 2009, the Property Appraiser answered the complaints and also moved to dismiss the discriminatory assessment counts asserted by UCDP. On February 16, 2009, the Orange County Tax Collector (the “Tax Collector”) similarly answered the complaints and moved to dismiss the discriminatory assessment counts asserted by UCDP. UCDP paid the full assessments with respect to the 2008 real and personal property on November 26, 2008.

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Property Appraiser of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the Universal Studios Florida (“USF”) and Universal’s Islands of Adventure (“UIOA”) tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in state circuit court. On June 4, 2008, the Tax Collector answered the complaints. On June 16, 2008, the Property Appraiser answered the complaints. Both the Property Appraiser and the Tax Collector also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2007 assessments of the parking garages with a similar complaint that UCDP filed involving the 2006 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended complaint, and both the Property Appraiser and the Tax Collector subsequently answered UCDP’s amended complaint. In addition, in late 2008, the Property Appraiser and Tax Collector filed a Joint Motion for Summary Judgment as to Count I of UCDP’s complaint involving its tangible personal property. On March 26, 2009, the court denied that Joint Motion. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. On May 16, 2007, UCDP filed two complaints challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and UIOA, and for (ii) UCDP’s parking garages. The Property Appraiser and the Tax Collector answered UCDP’s complaints and also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2006 assessments of the parking garages with a similar complaint that UCDP filed involving the 2007 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended complaint, and both the Property Appraiser and the Tax Collector subsequently answered UCDP’s amended complaint.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on UIOA, and it also dismissed UCDP’s due process claim. On May 14, 2007, UCDP re-filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to UIOA. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and Tax Collector appealed the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP opposed the appeal, and on July 3, 2008, the Court denied the appeal.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Consultant Agreement

Additionally, the Company has an agreement (the “Consultant Agreement”) with Steven Spielberg (the “Consultant”) under which it pays a fee for consulting services and exclusivity equal to a percentage of the Company’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by the Company. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by the Company, or any of its partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement. For instance, Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai. The Consultant may also be entitled to participate in certain sales of equity by the Company’s Partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. Although the Consultant Agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by a binding appraisal procedure. The Company represented under the agreement that the Consultant’s interest in each of the Company’s parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. The Company’s obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified the Company against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by the Company. Under the terms of the May 2010 notes, the April 2010 notes and the senior secured credit agreement, a lien to secure the Company’s obligations under the Consultant Agreement would be a permitted lien. This event would adversely impact the Company’s liquidity.

9. Subsequent Event

Subsequent events were evaluated through August 6, 2009 for the balance sheet date as of June 28, 2009 and for the periods ending June 28, 2009.  August 6, 2009 is also the issuance date of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview Related to Financial Results

For the first half of 2009, we experienced a decrease of 16% in our paid attendance and a decrease in EBITDA (as defined) of $15.7 million when compared to the first half of 2008. These decreases were primarily driven by the downturn in the global economy. Additionally, due to the timing of our fiscal calendar, the six months ended June 28, 2009 had two less days than the six months ended June 29, 2008. Total theme park spending on a per guest basis in the first half of 2009 was consistent with the first half of 2008, but the reduced volume contributed to a $69.6 million shortfall in revenue. Our ability to reduce operating costs, which decreased by $58.8 million in the first half of 2009 compared to the same period in 2008, helped partially offset the revenue shortfall. As a result, net income decreased by $10.4 million compared to the first half of 2008. We finished the second quarter with $150.6 million in available cash and cash equivalents, including $100.0 million in unused revolving credit. We owed $1,458.4 million on our long-term debt at June 28, 2009.

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

The week before and after Easter are peak attendance periods. In 2008, Easter was on March 23. In 2009, Easter was on April 12. This shift in Easter moved the peak attendance period from the first quarter of 2008 to the second quarter of 2009.

Based on the seasonality of our attendance, the results for the three and six months ended June 28, 2009 and June 29, 2008 are not necessarily indicative of results for the full year.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed combined financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited combined financial statements for the year ended December 31, 2008 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Period end

The three months ended June 28, 2009 and June 29, 2008 each contained 91 days. The six months ended June 28, 2009 contained 179 days, while the six months ended June 29, 2008 contained 181 days.

Recent accounting pronouncements

See “Note 1. General” in “Part I – Item 1. Financial Statements” for a detailed description of recent accounting pronouncements.

Results of Operations

Three Months Ended June 28, 2009 Compared to Three Months Ended June 29, 2008 (in thousands except per capita amounts and percentages):

	Three Months Ended		% Change
	June 28, 2009	June 29, 2008	Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	2,495	2,894	(13.8)%
Turnstile theme park admissions	2,734	3,122	(12.4)%
Theme park pass revenue per paid admission	$43.78	$40.43	8.3%
Theme park food, beverage and merchandise revenue per turnstile admission	18.06	18.55	(2.6)%
Other theme park related revenue per turnstile admission	8.22	9.31	(11.7)%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$109,239	$117,017	(6.6)%
Theme park food and beverage	26,350	31,081	(15.2)%
Theme park merchandise	23,016	26,829	(14.2)%
Other theme park related	22,474	29,051	(22.6)%
Other	34,663	37,890	(8.5)%
Total operating revenues	215,742	241,868	(10.8)%

Costs and operating expenses:
Theme park operations	43,296	44,892	3.6%
Theme park selling, general and administrative	30,928	45,551	32.1%
Theme park cost of products sold	24,738	29,436	16.0%
Special fee payable to Vivendi Universal Entertainment and consultant fee	13,674	15,407	11.2%
Depreciation and amortization	26,199	28,166	7.0%
Other	25,555	33,758	24.3%
Total costs and operating expenses	164,390	197,210	16.6%

Operating income	51,352	44,658	15.0%

Non-operating expense, net	31,666	31,997	1.0%

Net income	19,686	12,661	55.5%

Less: net income attributable to the noncontrolling interest in UCRP	726	863	15.9%

Net income attributable to the Partners	$18,960	$11,798	60.7%

Paid Theme Park Admissions decreased 14% during the second quarter of 2009 compared to the second quarter of 2008, which we believe is primarily due to the downturn in the global economy. In the second quarter, our domestic market experienced high-teen digit percentage attendance declines while our international market experienced mid-single digit percentage attendance declines. These decreases in volume were offset partially by increased total per capita spending of 3%. As a result, our total Operating Revenue decreased $26.1 million, or 11%. Theme Park Pass Revenue Per Paid Admission increased 8% as a result of selective price changes to maximize yield. Theme Park Food, Beverage and Merchandise Revenue Per Turnstile Admission decreased 3%. Other Theme Park Related Revenue Per Turnstile Admission decreased 12%, principally due to a decrease in corporate special events revenue of $5.0 million. As compared to the second quarter of 2008, our Other Revenue category was unfavorable by $3.2 million, or 9%, due to lower revenue from our CityWalk operations and our travel company of $2.5 million and $1.2 million, respectively.

Theme Park Operations was favorable by $1.6 million largely due to decreased maintenance, entertainment and operational costs resulting from our reduced attendance levels and management’s cost savings initiatives. Theme Park Selling, General and Administrative was favorable by $14.6 million due to reductions in marketing spend and management’s cost savings initiatives impacting departments throughout the Company. When compared to the second quarter of 2008, Theme Park Cost of Products Sold decreased 16% during the second quarter of 2009, which correlates to the decrease in Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue of 15% and 14%, respectively. Similarly, Special Fee Payable to Vivendi Universal Entertainment and Consultant Fee decreased 11%, which corresponds to the decrease in Total Operating Revenue of 11%. Other costs and operating expenses were favorable by $8.2 million due to reduced operating costs of $2.1 million stemming from the reduced number of corporate special events, in addition to lower operating costs at CityWalk and our travel company of $1.5 million and $1.0 million, respectively. These reduced operating costs correlate to the lower revenues from each of theses areas as discussed previously. Non-operating Expenses was slightly favorable due to changes in the fair value of our interest rate swaps, which were offset partially by lower interest income.

Six Months Ended June 28, 2009 Compared to Six Months Ended June 29, 2008 (in thousands except per capita amounts and percentages):

	Six Months Ended		% Change
	June 28, 2009	June 29, 2008	Favorable/(unfavorable)
Operational Data:
Paid theme park admissions	4,336	5,180	(16.3)%
Turnstile theme park admissions	4,747	5,577	(14.9)%
Theme park pass revenue per paid admission	$44.05	$41.78	5.4%
Theme park food, beverage and merchandise revenue per turnstile admission	17.87	18.94	(5.6)%
Other theme park related revenue per turnstile admission	8.54	9.64	(11.4)%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$191,016	$216,434	(11.7)%
Theme park food and beverage	45,046	55,488	(18.8)%
Theme park merchandise	39,804	50,148	(20.6)%
Other theme park related	40,519	53,783	(24.7)%
Other	63,146	73,320	(13.9)%
Total operating revenues	379,531	449,173	(15.5)%

Costs and operating expenses:
Theme park operations	83,721	88,051	4.9%
Theme park selling, general and administrative	64,264	84,703	24.1%
Theme park cost of products sold	44,668	56,374	20.8%
Special fee payable to Vivendi Universal Entertainment and consultant fee	23,903	28,444	16.0%
Depreciation and amortization	52,829	57,403	8.0%
Other	52,000	65,223	20.3%
Total costs and operating expenses	321,385	380,198	15.5%

Operating income	58,146	68,975	(15.7)%

Non-operating expense, net	62,872	63,253	0.6%

Net (loss) income	(4,726)	5,722	NM

Less: net income attributable to the noncontrolling interest in UCRP	1,212	1,614	24.9%

Net (loss) income attributable to the Partners	$(5,938)	$4,108	NM

NM – not meaningful

Paid Theme Park Admissions decreased 16% during the first half of 2009 compared to the first half of 2008. As discussed previously, we believe this was driven by the downturn in the global economy and, to a lesser extent, the two extra days in the first half of 2008 compared to 2009. In the first half of 2009, our domestic market experienced high-teen percentage attendance declines while our international market experienced low-teen percentage attendance declines. Accordingly, our total Operating Revenue decreased $69.6 million, or 16%. Overall total per capita spending in the first half of 2009 was consistent with the first half of 2008. Theme Park Pass Revenue Per Paid Admission increased 5% as a result of selective price changes to maximize yield. Theme Park Food, Beverage, and Merchandise Revenue Per Turnstile Admission decreased 6%. Other Theme Park Related Revenue Per Turnstile Admission decreased 11%, principally due to a decrease in corporate special events revenue of $9.0 million and $2.1 million in reduced guest spending on our Universal Express Plus product, which typically decreases in periods of lower attendance. As compared to the first half of 2008, our Other Revenue category was unfavorable $10.2 million, or 14%, due to lower revenue from our CityWalk operations of $5.7 million and our travel company of $4.1 million.

Theme Park Operations was favorable by $4.3 million largely due to decreased maintenance, entertainment and operational costs resulting from our reduced attendance levels and management’s cost savings initiatives. Theme Park Selling, General and Administrative was favorable by $20.4 million due to reductions in marketing spend and management’s cost savings initiatives impacting departments throughout the Company. When compared to the first half of 2008, Theme Park Cost of Products Sold decreased 21% during the first half of 2009, which correlates to the decrease in Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue of 19% and 21%, respectively. Similarly, Special Fee Payable to Vivendi Universal Entertainment and Consultant Fee decreased 16%, which corresponds to the decrease in Total Operating Revenue of 16%. Other Costs and Operating Expenses was favorable $13.2 million due to reduced operating costs of $3.7 million relating to the reduced number of corporate special events, in addition to lower operating costs at our travel company and CityWalk of $3.4 million and $3.2 million, respectively. These reduced operating costs correlate to the lower revenues from each of these areas as discussed previously. Non-operating Expenses was slightly favorable due to changes in the fair value of our interest rate swaps, which were offset partially by decreased interest income and reduced income from our unconsolidated joint ventures.

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

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cash and cash equivalents provided by operating activities	$36,786	$44,754	$56,453	$80,919

Adjustments:
Interest expense	33,414	33,261	66,543	67,096
Interest income	(60)	(678)	(131)	(1,772)
Amortization of deferred finance costs	(3,002)	(1,903)	(6,004)	(3,806)
Distributions from investments in unconsolidated entities	(1,315)	(1,097)	(1,315)	(1,732)
Income from investments in unconsolidated entities	530	586	1,329	2,071
Accretion of bond discount	(208)	(208)	(415)	(416)
Interest on financing obligations	(634)	(594)	(1,258)	(1,177)
Income attributable to the noncontrolling interest in UCRP	(726)	(863)	(1,212)	(1,614)
Change in working capital	12,570	(711)	(2,898)	(12,734)
EBITDA	$77,355	$72,547	$111,092	$126,835

The following is a reconciliation of net loss attributable to the Partners to EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss) attributable to the Partners	$18,960	$11,798	$(5,938)	$4,108

Adjustments:
Interest expense	33,414	33,261	66,543	67,096
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(1,158)	—	(2,211)	—
Depreciation and amortization	26,199	28,166	52,829	57,403
Interest income	(60)	(678)	(131)	(1,772)
EBITDA	$77,355	$72,547	$111,092	$126,835

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Net cash and cash equivalents provided by operating activities	$56,453	$80,919
Net cash and cash equivalents used in investing activities	68,530	60,832
Capital expenditures	70,584	60,832
Net cash and cash equivalents used in financing activities	35,633	13,859

During the six months ended June 28, 2009 and June 29, 2008, net cash provided by operating activities was $56.5 million and $80.9 million, respectively. This decrease in cash flow from operations of $24.5 million was largely due to the reduction in working capital of $9.8 million and the decrease in net income of $10.4 million, as discussed previously.

Net cash used in investing activities for the six months ended June 28, 2009 and June 29, 2008, totaled $68.5 million and $60.8 million, respectively. For both years, the amount consisted primarily of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be approximately $110.0 million during 2009. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions made in 2008. A large portion of this cost relates to the design and construction of the upcoming Hollywood Rip Ride RockitSM coaster and Wizarding World of Harry PotterSM themed area which we anticipate opening in summer 2009 and no later than the summer of 2010, respectively. We estimate our total anticipated capital investment in The Simpsons RideTM, which opened in May 2008, and these two unfinished attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions except capitalized interest. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods or merchandise royalties.

During the six months ended June 28, 2009 and June 29, 2008, net cash used for financing activities totaled $35.6 million and $13.9 million, respectively, which almost entirely related to distributions made to the Partners for their expected payments of income taxes based on our prior year financial results.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	June 28, 2009	December 31, 2008
Cash and cash equivalents	$50,640	$98,350
Unused portion of revolving credit facilities	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	1,463,936	5,822
Total long-term obligations (1)	28,644	1,485,889

(1) Long—term obligations include long—term borrowings (excluding current portions), and long—term capital lease and financing obligations.

At June 28, 2009, our total debt was $1,458.4 million, which included $450.0 million outstanding under the bonds due in May 2010, $499.4 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $0.6 million) and $509.0 million outstanding under UCDP’s term loan under the senior secured credit facilities. At June 28, 2009, we also had $150.6 million in cash and cash equivalents and unused revolving credit, consisting of $50.6 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. UCDP’s senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of June 28, 2009. Both issuances of notes are due in 2010, while UCDP’s senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due on June 6, 2011. During 2006, UCDP made a voluntary prepayment in the amount of $30.0 million, effectively prepaying all of the principal amounts that would have been due up until the facilities maturity date. As a result of the amendment in July 2008, UCDP’s senior secured credit facility is repayable in full on April 1, 2010, if the April 2010 notes and the May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by further reductions in our bond ratings, which were downgraded in the first quarter of 2009. Specifically, the downgrades in our bond rating could result in increased interest rates or other incremental borrowing costs when we attempt to refinance our long-term debt.

Additionally, we have an agreement (the “Consultant Agreement”) with Steven Spielberg (the “Consultant”) under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement. For instance, Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates. Although the Consultant Agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. Under the terms of the May 2010 and April 2010 notes and the senior secured credit agreement, a lien to secure our obligations under the Consultant Agreement would be a permitted lien. This event would adversely impact our liquidity.

We believe that funds generated from UCDP’s operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements up to, but not including, April 1, 2010, which is the early maturity date on the term loan component of the senior secured credit facilities. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under UCDP’s revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events. For more information, see Item 1A. Risk Factors – Risks Related to Our Indebtedness in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Special fees

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to our refinancings in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). These ratios were met as of March 29, 2009 and December 31, 2008. Accordingly, during the three and six months ended June 28, 2009, we paid fees of $6.8 million and $15.7 million, respectively to Vivendi Universal Entertainment. As these ratios were also met as of June 28, 2009, a payment of $9.1 million in special fees will be made during the third quarter of 2009. At June 28, 2009 and December 31, 2008, respectively, our combined balance sheet included $9.1 million and $8.9 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to the global recession and its duration, severity and impact on overall consumer activity; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; the seasonality of our business; the substantial indebtedness of us and our subsidiaries; and the difficulty we may face in refinancing our indebtedness due to the turmoil and lack of liquidity in the credit markets and the Consultant’s right to exercise his put option starting in June 2010. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report. All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2009	2010	2011	2012	2013	Total	Fair value
Debt:

Fixed rate debt	$—	$650,000	$—	$—	$—	$650,000	$590,000

Average rate	n/a	10.97%	n/a	n/a

Variable rate debt	$—	$300,000	$509,000	$—	$—	$809,000	$739,730

Average interest rate	n/a	5.83%	7.04%	n/a

Total gross debt	$—	$950,000	$509,000	$—	$—	$1,459,000	$1,329,730

(1) Amounts exclude discounts and therefore represent gross maturities. The maturity date of the term loan under the senior secured credit facilities in the amount of $509.0 million is June 9, 2011; however, it is repayable in full at April 1, 2010, if the April 2010 and the May 2010 notes are not refinanced or repaid in full prior to such date.

The following table is a schedule of our interest rate swap agreements including notional amounts, weighted average interest rates by expected maturity dates and fair value (in thousands):

	2009	2010	2011	2012	2013	Total	Fair value
Interest Rate Swap:

Variable to Fixed	$325,000	$—	$—	$—	$—	$325,000	$(4,640)

Average pay rate	4.63%	n/a	n/a	n/a	n/a	n/a	n/a

Average receive rate	1.08%	n/a	n/a	n/a	n/a	n/a	n/a

Fixed to Variable	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Average pay rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Average receive rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total notional amounts	$325,000	$—	$—	$—	$—	$325,000	$(4,640)

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $484.0 million of unhedged variable rate debt as of June 28, 2009. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $4.8 million.

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

For more information about our interest rate swaps see Note 6 to the combined financial statements of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

There was no change in UCHC’s internal control over financial reporting during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, UCHC’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 in Part I — Item 1. Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in Part II – Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

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

UNIVERSAL CITY FLORIDA HOLDING CO. I

Date: August 6, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer

UCFH I FINANCE, INC.

Date: August 6, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer

UNIVERSAL CITY FLORIDA HOLDING CO. II

Date: August 6, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer

UCFH II FINANCE, INC.

Date: August 6, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer